Form 10-Q
period 1995-09-30
KRUPP REALTY LTD PARTNERSHIP IV
filed 1995-11-14
CIK 710389

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549


                           FORM 10-Q



QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    September 30, 1995

                                     OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to



               Commission file number          0-11987


                     Krupp Realty Limited Partnership-IV


            Massachusetts                                 04-2772783
(State or other jurisdiction of                         (IRS employer
incorporation or organization)                       identification no.)

470 Atlantic Avenue, Boston, Massachusetts                02210
(Address of principal executive offices)                   (Zip Code)


                               (617) 423-2233
            (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No

                       PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

            KRUPP REALTY LIMITED PARTNERSHIP-IV AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS


                                   ASSETS

                                               September 30, December 31,
                                                    1995         1994
Multi-family apartment complexes,
   less accumulated depreciation of
   $22,164,276 and $20,636,291,
   respectively                                $17,488,631   $18,714,181
Cash and cash equivalents                        2,351,894     2,500,074
Other investments (Note 3)                         246,429          -
Cash restricted for capital improvements            21,714        20,340
Prepaid expenses and other assets                  636,402       723,507
Deferred expenses, net of accumulated
   amortization of $89,991 and $55,358,
   respectively                                    308,667       347,041

      Total assets                             $21,053,737   $22,305,143




                      LIABILITIES AND PARTNERS' DEFICIT


Mortgage notes payable                         $21,121,965   $21,667,289
Other liabilities                                1,007,295       925,234

   Total liabilities                            22,129,260    22,592,523

Partners' equity (deficit) (Note 2)
   Limited Partners
     (30,000 units outstanding)                    434,197     1,182,933
   Original Limited Partners                    (1,240,418)   (1,208,892)
   General Partners                               (269,302)     (261,421)

   Total Partner's deficit                      (1,075,523)     (287,380)

      Total liabilities and partners' deficit  $21,053,737   $22,305,143



                   The accompanying notes are an integral
                      part of the financial statements.

            KRUPP REALTY LIMITED PARTNERSHIP-IV AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS



                                For the Three Months Ended   For the Nine Months Ended
                                        September 30,               September 30,
                                   1995            1994          1995         1994
Revenues:
  Rental income                 $1,726,117     $1,694,116    $5,172,739    $4,966,195
  Other income                      43,634         27,784       123,553        86,315

       Total revenues            1,769,751      1,721,900     5,296,292     5,052,510

Expenses:
  Operating (including
   reimbursements of $33,220,
   $73,000, $69,491 and
   $219,105, respectively)         511,724        526,636     1,395,640      1,581,904
  Maintenance                      177,516        200,040       452,916        455,883
  General and administrative
   (including reimbursements
   to affiliates of
   $9,858, $16,457, $29,576 and
   $49,531, respectively)           44,344         48,969        97,136        104,560
  Real estate taxes                184,993        141,565       483,799        397,732
  Management fees paid to
   affiliates                       75,161         66,436       215,260        189,668
  Depreciation and amortization    528,846        518,073     1,568,300      1,581,417
  Interest                         327,786        410,798       986,305      1,125,519

       Total expenses            1,850,370      1,912,517     5,199,356      5,436,683

Income(loss) before minority
 interest                          (80,619)      (190,617)       96,936       (384,173)
Minority interest                      481          1,099        (1,017)         1,496

Net income (loss)               $  (80,138)    $ (189,518)   $   95,919    $  (382,677)

Allocation of net income(loss) (Note 2):

  Per Unit of Investor Limited
   Partner Interest
   (30,000 Units outstanding):  $    (2.54)    $    (6.00)   $     3.04    $    (12.12)

  Original Limited Partner      $   (3,206)    $   (7,581)   $    3,836    $   (15,307)

  General Partners              $     (801)    $   (1,895)   $      960    $    (3,827)


                     The accompanying notes are an integral
                        part of the financial statements.

             KRUPP REALTY LIMITED PARTNERSHIP-IV AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                    For the Nine Months Ended
                                                          September 30,
                                                       1995          1994

Operating activities:
     Net income(loss)                               $    95,919   $  (382,677)
     Adjustments to reconcile net income(loss) to
        net cash provided by operating activities:
           Depreciation and amortization              1,568,300     1,581,417
           Decrease in prepaid expenses and
              other assets                               87,105       243,412
           Increase in other liabilities                 82,061        73,131

              Net cash provided by operating
                 activities                           1,833,385     1,515,283

Investing activities:
     Increase in other investments                     (246,429)        -
     Increase in cash restricted for capital
        improvements                                    (47,145)        -
     Additions to fixed assets                         (302,435)     (231,922)
     Releases from cash restricted for capital
        improvements                                     45,771       148,974

              Net cash used in investing
                 activities                            (550,238)      (82,948)

Financing activities:
     Proceeds from refinancing mortgage
        note payable                                       -        7,000,000
     Repayment of mortgage note payable                    -       (7,623,487)
     Increase deferred expenses                          (1,941)     (195,143)
     Distributions                                     (884,062)     (147,372)
     Principal payments on mortgage notes payable      (545,324)     (523,973)

              Net cash used in financing
                 activities                          (1,431,327)   (1,489,975)

Net decrease in cash and cash equivalents              (148,180)      (57,640)

Cash and cash equivalents, beginning of period        2,500,074     2,718,901

Cash and cash equivalents, end of period            $ 2,351,894   $ 2,661,261

                      The accompanying notes are an integral
                         part of the financial statements.

            KRUPP REALTY LIMITED PARTNERSHIP-IV AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1)  Accounting Policies

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this report on Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. In the opinion of the General Partners of Krupp Realty Limited Partnership-IV and Subsidiaries (the "Partnership"), the disclosures contained in this report are adequate to make the information presented not misleading. See Notes to Consolidated Financial Statements included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994 for additional information relevant to significant accounting policies followed by the Partnership.

     The consolidated financial statements present consolidated assets, liabilities and operations of Pavillion Partners, Ltd., Westbridge Partners,
     Ltd., and Krupp Realty Limited Partnership-IV. Westcop has a 1% interest in the operations of Westbridge Partners, Ltd., and Pavillion Partners, Ltd. At September 30, 1995, minority interest of $29,020 is included in other liabilities.

     In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Partnership's financial position as of September 30, 1995 and its results of operations for the three and nine months ended September 30, 1995 and 1994, and its cash flows for the nine months ended September 30, 1995 and 1994. Certain prior year balances have been reclassified to conform with the current year consolidated financial statement presentation.

     The results of operations for the three and nine months ended September 30, 1995 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

(2)  Changes in Partners' Deficit

     A summary of changes in partners' deficit for the nine months ended
     September 30, 1995 is as follows:
                           Investor     Original                    Total
                           Limited      Limited      General      Partners'
                           Partners     Partner      Partners      Deficit
     Balance at
     December 31, 1994    $1,182,933  $(1,208,892)   $(261,421) $  (287,380)

     Net income               91,123        3,836          960       95,919

     Distributions        $ (839,859)     (35,362)      (8,841)    (884,062)

     Balance at
     September 30, 1995   $  434,197  $(1,240,418)   $(269,302) $(1,075,523)

(3)  Other Investments

     At September 30, 1995, the Partnership held investments in commercial paper maturing within one year. Cost approximates market value.

            KRUPP REALTY LIMITED PARTNERSHIP-IV AND SUBSIDIARIES


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   The Partnership's ability to generate cash adequate to meet its needs is dependent primarily upon the successful operations of its remaining real estate investments. Such ability is also dependent upon the future availability of bank borrowings, and upon the future refinancing and sale of the Partnership's remaining real estate investments. These sources of liquidity will be used by the Partnership for payment of expenses related to real estate operations, capital improvements, refinancings and expenses. Cash Flow, if any, as calculated under Section 8.2(a) of the Partnership Agreement, will then be available for distribution to the Partners.

   Due to improvements in the operations of the properties and a reduction in debt service discussed below, the Partnership had sufficient cash flow in 1994 to reinstate semi-annual distributions. The distributions were increased in February, 1995 to an annualized rate of 3% of remaining invested capital.

   The Partnership refinanced Pavillion and Indian Run at lower interest rates during 1994. As a result of the lower rates, the reduced mortgage payments have provided additional liquidity to the Partnership. This additional liquidity will assist the Partnership in funding approximately $400,000 in anticipated capital improvements to the properties in 1995. These improvements consist of continued interior enhancements that includes the replacement of appliances, carpeting, and vinyl flooring as needed.


Cash Flow

   Shown below is the calculation of Cash Flow as defined by Section 8.2(a) of the Partnership Agreement for the nine months ended September 30, 1995:

                                                    Rounded to $1,000

   Net loss for tax purposes                           $ (144,000)

   Items not requiring (requiring) the use
      of operating funds:
         Tax basis depreciation and amortization        1,427,000
         Tax basis principal payments on mortgage        (162,000)
         Expenditures for capital improvements           (302,000)
         Amount required to maintain reasonable
            working capital reserves                     (156,000)

   Cash Flow                                           $  663,000


                                  Continued

              KRUPP REALTY LIMITED PARTNERSHIP-IV AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Operations

   Rental income increased for the three and nine months ended September 30, 1995, as compared to the same period in 1994. The increase in rental revenue is due to rental rate increases at all of the partnership properties. The increase in the rental rate is a direct result of the capital improvement programs implemented in 1994 by management. Occupancy has remained consistent during this time.

  Other income increased for the three and nine months ended September 30, 1995, as compared to same period in 1994, due to an increase in interest income earned on short term investments due to higher average cash balances.

   For the three and nine months ended September 30, 1995, as compared to the same period in 1994, the Partnership recognized a reduction in operating, general and administrative, and interest expenses. The decrease in operating and general and administrative expenses was due to management's efforts to reduce reimbursable costs. Certain of these cost savings are anticipated to continue throughout 1995. The decrease in interest expense was due to the refinancings of Indian Run and Pavillion in 1994.

   For the three and nine months ended September 30, 1995, as compared to the same period in 1994, real estate taxes increased due an to increase in the assessed values of Walden Pond and Pavillion.

          KRUPP REALTY LIMITED PARTNERSHIP-IV AND SUBSIDIARIES

                PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
         Response:  None

Item 2.  Changes in Securities
         Response:  None

Item 3.  Defaults upon Senior Securities
         Response:  None

Item 4.  Submission of Matters to a Vote of Security Holders
         Response:  None

Item 5.  Other Information
         Response:  None

Item 6.  Exhibits and Reports on Form 8-K
         Response:  None

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     Krupp Realty Limited Partnership-IV
                                              (Registrant)


                                BY: /s/ Marianne Pritchard
                                     Marianne Pritchard
                                     Treasurer and Chief Accounting Officer of
                                     The Krupp Corporation, a General Partner.


DATE:   November 2, 1995