Form 10-K
period 1995-12-31
KRUPP REALTY LTD PARTNERSHIP IV
filed 1996-03-29
CIK 710389

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                   FORM 10-K

   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

   For the fiscal year ended       December 31, 1995

                                        OR

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

   For the transition period from                  to
   Commission file number              0-11987
   Krupp Realty Limited Partnership-IV
   (Exact name of registrant as specified in its charter)

   Massachusetts                    04-2772783
   (State or other jurisdiction of (IRS Employer incorporation or organization) Identification No.)

   470 Atlantic Avenue, Boston, Massachusetts     02210
   (Address of principal executive offices)     (Zip Code)

   (Registrant's telephone number, including area code)  (617) 423-2233

   Securities registered pursuant to Section 12(b) of the Act:  None

   Securities registered pursuant to Section 12(g) of the Act:
   Units of Investor Limited Partner Interest

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
   subject to such filing requirements for  the past 90 days.  Yes   X    No

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ].

   Aggregate market value of voting securities held by non-affiliates: Not applicable, since securities are non-voting.

   Documents incorporated by reference:  Part IV, Item 14

   The exhibit index is located on pages 9-12.

                                      PART I

   ITEM 1.    BUSINESS

      Krupp Realty Limited Partnership-IV ("KRLP-IV") was formed on December 1, 1982 by filing a Certificate of Limited Partnership in The Commonwealth of Massachusetts. The Krupp Corporation, a Massachusetts corporation, and The Krupp Company Limited Partnership-II, a Massachusetts limited partnership, are the General Partners of KRLP-IV. KRLP-IV has also issued all of the Original Limited Partner Interests to The Krupp Company Limited Partnership-II. On January 18, 1983, KRLP-IV commenced the offering of up to 30,000 Units of Investor Limited Partner Interests (the "Units"). As of March 31, 1983, KRLP-IV had received subscriptions for all 30,000 Units at $1,000 per Unit and therefore, the public offering was successfully completed on that date. For details, see Note A to Consolidated Financial Statements included in Item 8 (Appendix A) of this report.

      The primary business of KRLP-IV is to acquire, operate and ultimately dispose of real estate. KRLP-IV initially acquired six multi-family apartment complexes (Copper Creek, Walden Pond (formerly Westbridge), Indian Run, Fenland Field, Pavillion and Tilbury Woods Apartments), a retail center (Lakeview Plaza) and invested in a joint venture in Lakeview Towers with an affiliated limited partnership (the "Joint Venture"). KRLP-IV considers itself to be engaged only in the industry segment of investment in real estate.

      KRLP-IV has sold Lakeview Plaza and Tilbury Woods Apartments. Additionally, KRLP-IV received a terminating capital distribution from the Joint Venture with proceeds from the sale of Lakeview Towers. In 1990, the General Partners formed three limited partnerships: Pavillion Partners, Ltd., Copper Creek Partners, Ltd. and Westbridge Partners, Ltd. At the same time, the General Partners transferred ownership of Pavillion Apartments to Pavillion Partners, Ltd., Copper Creek Apartments to Copper Creek Partners, Ltd., and Walden Pond Apartments to Westbridge Partners, Ltd. in exchange for a 99% limited partner interest in the new entities. Westcop Corporation, an affiliate of KRLP-IV, contributed a total of $11,216 in cash in exchange for a 1% General Partner interest. KRLP-IV, Pavillion Partners, Ltd., Copper Creek Partners, Ltd. and Westbridge Partners, Ltd., are collectively known as Krupp Realty Limited Partnership-IV and Subsidiaries (collectively referred to herein as the "Partnership"). The Partnership endeavored to renegotiate the debt on these properties, the negotiations were unsuccessful and these partnerships subsequently petitioned for relief under federal bankruptcy laws.

      Pavillion emerged from its bankruptcy proceedings with a restructuring of its indebtedness during 1991. In 1992, the bankruptcy court approved the plans of reorganization for Copper Creek Partners, Ltd. and Westbridge Partners, Ltd. Under their respective plans of reorganization, the Court allowed the lender to foreclose on Copper Creek Apartments and the Partnership received a restructuring of Walden Pond Apartments indebtedness (see Note D to Consolidated Financial Statements included in
   Item 8 (Appendix A)).

      The Partnership's real estate investments are subject to some seasonal fluctuations resulting from changes in utility consumption and seasonal maintenance expenditures. However, the future performance of the Partnership
   will depend upon factors which cannot be predicted. Such factors include general economic and real estate market conditions, both on a national basis and in those areas where the Partnership's real estate investments are located, the availability and cost of borrowed funds, real estate tax rates, operating expenses, energy costs, government regulations and federal and state income tax laws. The requirements for compliance with federal, state and local regulations to date have not had an adverse effect on the Partnership's operations, and no adverse effect therefrom is anticipated in the future.

      The Partnership's investments in real estate are also subject to such risks as (i) competition from existing and future projects held by other owners in the locations of the Partnership's properties, (ii) possible reduction in rental income due to an inability to maintain high occupancy levels, (iii) possible adverse changes in mortgage interest rates, (iv) possible adverse changes in general economic and local conditions, such as competitive over-building, increases in unemployment, or adverse changes in real estate zoning laws, (v) the possible future adoption of rent control legislation which would not permit the full amount of increased costs to be passed on to tenants in the form of rent increases, and (vi) other circumstances over which the Partnership may have little or no control.

      As of December 31, 1995, there were 38 full and part-time on-site personnel employed by the Partnership.

   ITEM 2.     PROPERTIES

      As of December 31, 1995, the Partnership had an aggregate of 1,256 apartment units.

      A summary of the Partnership's multi-family real estate investments is presented below.

                                                                    Average Occupancy
                                                                   For the Years Ended
                                        Year of                        December 31,
            Description               Acquisition  Total Units  1995  1994 1993 1992  1991

            Fenland Field Apartments     1983        234        95%   94%   90%  91%   90%
            Columbia, Maryland

            Indian Run Apartments        1983        256        93%   95%   96%  95%   92%
            Abilene, Texas

            Pavillion Apartments         1983        350        94%   93%   90%  90%   89%
            Garland, Texas

            Walden Pond Apartments       1983        416        93%   97%   92%  82%   90%
            Houston, Texas
                                                   1,256 Units

   ITEM 3.    LEGAL PROCEEDINGS

              None

   ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              None.

                                     PART II

   ITEM 5.    MARKET   FOR  THE   REGISTRANT'S  COMMON   EQUITY   AND  RELATED
              STOCKHOLDER MATTERS

      The transfer of Units of Limited Partner Interest is subject to certain limitations contained in the Partnership Agreement. There is no public market for the Units and it is not anticipated that any such public market will develop.

      The number of Investor Limited Partners as of December 31, 1995 was approximately 2,000.

      The Partnership made the following distributions to its Partners during the years ended December 31, 1995 and 1994:

                                                    Year Ended December 31,
                                                 1995                    1994
                                            Amount   Per Unit      Amount   Per Unit
            Limited Partners:

               Investor Limited Partner
                Interest (30,000 Units
                outstanding)               $839,859  $28.00       $140,003   $4.67

               Original Limited Partner      35,362                  5,895

            General Partners                  8,841                  1,474

                                           $884,062               $147,372

   The Partnership issued special distributions to the General Partners and Investor Limited Partners during the fourth quarter of 1992 with a portion of the funds received from the sale of the Lakeview Joint Venture. The Partnership made no distributions during the years ended December 31, 1991 and 1993. Due to improvements in the operations of the properties and the availability of sufficient cash flow, the General Partners reinstated distributions in August, 1994. These distributions are expected to continue in 1996.

   ITEM 6.     SELECTED FINANCIAL DATA

   The following table sets forth selected financial information regarding The Partnership's financial position and operating results. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements and Supplementary Data, which are included in Items 7 and 8 of this report, respectively.

                              1995           1994         1993         1992        1991

         Total revenue     $ 7,108,711   $ 6,810,441  $ 6,228,685   $6,203,999  $ 8,365,185

         Loss before gain
          on sale of
          property and
          extraordinary
          items                (21,628)     (488,936)  (1,468,566)  (1,935,963)  (3,162,518)

         Gain on sale of
          properties            -              -            -        3,875,915    4,225,136

         Extraordinary
          items                 -              -            -        2,875,665      498,476

         Net income (loss)     (21,628)     (488,936)  (1,468,566)   4,815,617    1,561,094

          Net income (loss)
           allocated to:

          Investor Limited
          Partners:
           Income (loss)
            before
            extraordinary
            items              (20,547)     (464,489)  (1,395,137)   1,997,991     (530,370)
           Per Unit               (.68)       (15.48)      (46.50)       66.60       (17.68)
           Extraordinary
            items                -             -            -        2,820,848      473,552
           Per Unit              -             -            -            94.03        15.79
           Net income
            (loss)             (20,547)     (464,489)  (1,395,137)   4,818,839      (56,818)
           Per Unit               (.68)       (15.48)      (46.50)      160.63        (1.89)

          Original Limited
          Partner:
           Loss before
            extraordinary
            items                 (865)      (19,558)     (58,743)     (77,438)     (22,331)
           Extraordinary
            items                -             -            -           26,060       19,939
           Net loss               (865)      (19,558)     (58,743)     (51,378)      (2,392)

          General Partners:
           Income (loss)
            before
            extraordinary
            items                 (216)       (4,889)     (14,686)      19,399    1,615,319
           Extraordinary
            items                 -             -            -          28,757        4,985
           Net income
            (loss)                (216)       (4,889)     (14,686)      48,156    1,620,304

         ITEM 6.  SELECTED FINANCIAL DATA, Continued

                                     1995        1994         1993         1992        1991

          Total assets at
           December 31        $20,859,084   $22,305,143  $24,218,655   $26,040,373  $35,194,993

          Long-term
           obligations at
           December 31         20,193,607    20,939,499   22,180,186    22,799,284   31,983,670

          Distributions to:

          Investor Limited
           Partners:              839,859       140,003       -          2,000,000         -
            Per Unit                28.00          4.67       -              66.67         -

          Original Limited
           Partner                 35,362         5,895       -             -              -

          General
           Partners                 8,841         1,474       -             20,202         -

   Operating results for the years 1991 through 1992 are not comparable to 1993, 1994 and 1995 because:

   1.          Lakeview  Towers was sold  on August  28, 1992,  Copper Creek was
               foreclosed  on  March   3,  1992  and   Walden  Pond's  debt  was
                restructured effective February 28, 1992.

   2.           Tilbury Woods was sold on August 19, 1991.

   The  years  1993  through  1995   are  not  necessarily  indicative   of  the
   Partnership's future operations.

   ITEM 7.           MANAGEMENT'S   DISCUSSION   AND   ANALYSIS   OF   FINANCIAL
                     CONDITIONS AND RESULTS OF OPERATIONS

   Liquidity and Capital Resources

      The Partnership refinanced Pavillion and Indian Run at lower interest rates during 1994. As a result of the lower rates, the reduced mortgage payments have provided additional liquidity to the Partnership. This additional liquidity assisted the Partnership in funding $427,000 in capital improvements to the properties in 1995, and anticipated capital improvements of $550,000 for 1996. These improvements consist of continued interior enhancements which include the replacement of appliances, carpeting and vinyl flooring.

      Due to improvements in the operations of the properties and reduced debt service, the Partnership had sufficient cash flow in 1994 to reinstate distributions at a rate of $4.67 per Unit. In 1995, the distribution rate increased to $28.00 per Unit. In 1996, the distribution rate is scheduled to increase at a rate of $37.33 per Unit.

      The Partnership's ability to generate cash adequate to meet its needs is dependent primarily upon the operations of its remaining real estate investments. Such ability would also be impacted by the future availability of bank borrowings, and upon the future refinancing and sale of the Partne rship's real estate investments and the collection of any mortgage receivables which may result from such sales. These sources of liquidity will be used by the Partnership for payment of expenses related to real estate operations, capital improvements, refinancings and expenses. Cash Flow, if any, as calculated under Section 8.2(a) of the Partnership Agreement, will then be available for distribution to the partners.

   Cash Flow

      Shown below is a calculation of Cash Flow as defined by Section 8.2(a) of the Partnership Agreement for the year ended December 31, 1995. The General Partners provide certain of the information below to meet requirements of the Partnership Agreement and because they believe that it is an appropriate supplemental measure of operating performance. However, Cash Flow should not be considered by the reader as a substitute to net income (loss), as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.

                                                           Rounded to $1,000

              Loss for tax purposes                                $ (342,000)

              Items not requiring (requiring)
               the use of operating funds:
                 Tax basis depreciation and amortization            1,917,000
                 Tax basis principal payments on mortgage            (219,000)
                 Expenditures for capital improvements               (427,000)
                 Amounts released from working capital reserves       103,000

              Cash Flow                                            $1,032,000

            Operations

   1995 versus 1994

   Cash flow, as defined by Section 8.2(a) of the Partnership Agreement, increased due to a 4% increase in rental revenues and a decrease in interest expense of $168,000, due to the 1994 refinancings of Pavillion and Indian Run. The refinancings of Pavillion and Indian Run have provided additional liquidity to the Partnership which has assisted the funding of additional capital improvements in 1995 and allowed the Partnership to command higher rental rates in the properties' prospective markets.

   Other income increased due to an increase in interest income on cash and cash equivalents as a result of higher average cash balances.

   The  Partnership  recognized   a  reduction  in  operating  expense   due  to
   management's efforts to reduce reimbursable costs. Real estate tax expense increased due to an increase in the assessed value of Walden Pond.

   1994 versus 1993

   Cash flow, as defined by Section 8.2(a) of the Partnership Agreement, increased significantly. Rental revenue increased by 10% primarily due to increased
   occupancy  rates  at Fenland,  Pavillion  and  Walden  Pond  and rental  rate
   increases  at   all  the   Partnership's  properties.     The  completion  of
   renovations in 1993 allowed the Partnership to command higher rental rates and improve occupancy in the properties' prospective markets.

   As a result of the extensive rehabilitation programs at Walden Pond and Pavillion completed in 1993, the Partnership experienced a 42% reduction in maintenance costs in 1994. The completion of the rehabilitation programs also resulted in an increase in depreciation expense for 1994.

   In  1994,  the   Partnership  successfully  completed  the   refinancings  of
   Pavillion and Indian Run. Both were refinanced at lower interest rates. The reduced debt service payments will provide additional liquidity in future years.

   General

      In accordance with Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which is effective for fiscal years beginning after December 15, 1995, the Partnership has implemented policies and practices for assessing impairment of its real estate assets.

      The investments in properties are carried at cost less accumulated depreciation unless the General Partners believe there is a significant impairment in value, in which case a provision to write down investments in properties to fair value will be charged against income. At this time, the General Partners do not believe that any assets of the Partnership are significantly impaired.

   ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

              See Appendix A to this Report.

   ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

              None.

                                      PART III

   ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The Partnership has no directors or executive officers. Information as to the directors and executive officers of The Krupp Corporation, which is a General Partner of both KRLP-IV and The Krupp Company Limited Partnership-II, the other General Partner of KRLP-IV, is as follows:

                                           Position with
             Name and Age                  The Krupp Corporation

             Douglas Krupp (49)            Co-Chairman of the Board

             George Krupp (51)             Co-Chairman of the Board

             Laurence Gerber (39)          President

  Robert A. Barrows (38)        Senior Vice President and Corporate Controller

      Douglas Krupp is Co-Chairman and Co-Founder of The Berkshire Group. Established in 1969 as the Krupp Companies, this real estate-based firm expanded over the years within its areas of expertise including investment program sponsorship, property and asset management, mortgage banking, healthcare facility ownership and the management of the Company. Today, The Berkshire Group is an integrated real estate, mortgage and healthcare company which is headquartered in Boston with regional offices throughout the country. A staff of 3,400 are responsible for the more than $4 billion under management for institutional and individual clients. Mr. Krupp is a graduate of Bryant College. In 1989 he received an honorary Doctor of Science in Business Administration from this institution and was elected trustee in 1990. Mr. Krupp is Chairman of the Board and a Director of Berkshire Realty Company, Inc. (NYSE-BRI). George Krupp is Douglas Krupp's brother.

      George Krupp is the Co-Chairman and Co-Founder of The Berkshire Group. Established in 1969 as the Krupp Companies, this real estate-based firm expanded over the years within its areas of expertise including investment program sponsorship, property and asset management, mortgage banking and healthcare facility ownership. Today, The Berkshire Group is an integrated real estate, mortgage and healthcare company which is headquartered in Boston with regional offices throughout the country. A staff of 3,400 are responsible for more than $4 billion under management for institutional and individual clients. Mr. Krupp attended the University of Pennsylvania and Harvard University. Mr. Krupp also serves as Chairman of the Board and Trustee of Krupp Government Income Trust and as Chairman of the Board and Trustee of Krupp Government Income Trust II.

      Laurence Gerber is the President and Chief Executive Officer of The Berkshire Group. Prior to becoming President and Chief Executive Officer in 1991, Mr. Gerber held various positions with The Berkshire Group which included overall responsibility at various times for: strategic planning and product development, real estate acquisitions, corporate finance, mortgage banking, syndication and marketing. Before joining The Berkshire Group in 1984, he was a management consultant with Bain & Company, a national consulting firm headquartered in Boston. Prior to that, he was a senior tax accountant with Arthur Andersen & Co., an international accounting and consulting firm. Mr. Gerber has a B.S. degree in Economics from the University of Pennsylvania, Wharton School and an M.B.A. degree with high distinction from Harvard Business School. He is a Certified Public Accountant. Mr. Gerber also serves as President and Director of Berkshire Realty Company, Inc. (NYSE-BRI) and President and Trustee of Krupp Government Income Trust and President and Trustee of Krupp Government Income Trust II.

      Robert A. Barrows is the Corporate Controller of The Berkshire Group. Mr. Barrows has held several positions within The Berkshire Group since joining the company in 1983 and is currently responsible for accounting and financial reporting, treasury, tax, payroll and office administrative activities. Prior to joining The Berkshire Group, he was an audit supervisor for Coopers & Lybrand L.L.P. in Boston. He received a B.S. degree from Boston College and is a Certified Public Accountant.

   ITEM 11.  EXECUTIVE COMPENSATION

      The Partnership has no directors or executive officers.

   ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      As of December 31, 1995, no person of record owned or was known by the General Partners to own beneficially more than 5% of KRLP-IV's 30,000 outstanding Units. On that date, the General Partners or their affiliates owned 100 units (.3% of the total outstanding) of KRLP-IV, in addition to the General Partner and Original Limited Partner Interests.

   ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The  Partnership  does  not  have  any  directors, executive  officers  or nominees for election as director. Additionally, as of December 31, 1995, no person of record owned or was known by the General Partners to own beneficially more than 5% of the Partnership's outstanding Units.

                                      PART IV

   ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a) 1. Consolidated Financial Statements - see Index to Consolidated Financial Statements and Consolidated Financial Statement
                Schedule included under Item 8, Appendix A, on page F-2 to this report.

             2. Consolidated   Financial  Statement  Schedule  -  see  Index  to
                Consolidated Financial Statements and Consolidated Financial Statement Schedule included under Item 8, Appendix A, on page F-2 to this report. All other schedules are omitted as they are not applicable or not required or the information is provided in the Consolidated Financial Statements or the Notes thereto.

      (b)    Exhibits:

                Number and Description
                Under Regulation S-K

                The following reflects all applicable Exhibits required under Item
                601 of Regulation S-K:

               (4) Instruments defining the rights of security holders including indentures:

                    (4.1) Amended Agreement of Limited Partnership dated as of January 12, 1983 [Exhibit A to Prospectus included in Registrant's Registration Statement on Form S-11 (File 2-80650)].*

                    (4.2) Amended Certificate of Limited Partnership filed with the Massachusetts Secretary of State on March 31, 1983 [Exhibit 4.2 to Registrant's Annual Report on Form 10-K dated December 31, 1983 (File No. 2-80650)].*

                (10)      Material Contracts

                   Fenland Field Apartments

                   (10.1) Management Agreement dated December 19, 1986 between Krupp Realty Limited Partnership-IV, as Owner, and Krupp Asset Management Company, now known as Berkshire Property Management ("BPM"), as Agent. [Exhibit 10.3 to Registrant's Annual Report on Form 10-K dated December 31, 1986 (File No. 0-11987)].*

                   (10.2) Modification and Restatement of Promissory Note dated April 28, 1993 between Krupp Realty Limited Partnership-IV and John Hancock Mutual Life Insurance Company [Exhibit 10.2 to Registrant's Annual Report on Form 10-K dated December 31, 1993 (File No. 0-11987)].*

                   (10.3) Modification and Restatement of Indemnity Deed of Trust and Security Agreement dated April 28, 1993 between Krupp Realty Limited Partnership-IV and John Hancock Mutual Life Insurance
                                 Company [Exhibit 10.3 to Registrant's Annual Report on Form 10-K dated December 31, 1993 (File No. 0-11987)].*

                   Indian Run Apartments

                   (10.4) Management Agreement dated June 2, 1983 between Krupp Realty Limited Partnership-IV, as Owner, and Krupp Asset Management Company, now known as Berkshire Property Management ("BPM"), as Agent [Exhibit 10.16 to Registrant's Annual Report on Form 10-K dated December 31, 1983 (File No. 2-80650)].*

                   (10.5) Multifamily Note, dated October 25, 1994 between Bank United of Texas FSB and Krupp Realty Limited Partnership-IV, a Massachusetts limited partnership. (File No. 0-11987).*

                   (10.6) Multifamily Deed of Trust, dated October 25, 1994 by Krupp Realty Limited Partnership-IV, a Massachusetts limited partnership and Randolph
                                 C. Henson, as Trustee, and Bank United of Texas FSB. (File No. 0-11987).*

                   Walden Pond Apartments

                    (10.7) Management Agreement dated June 2, 1983 between Krupp Realty Limited Partnership-IV, as Owner, and Krupp Asset Management Company, now known as Berkshire Property Management ("BPM"), as Agent [Exhibit 10.19 to Registrant's Annual Report on Form 10-K dated December 31, 1983 (File No. 2-80650)].*

                    (10.8) Certificate of Limited Partnership of Westbridge Partners, Ltd., executed March 1, 1990. [Exhibit 19.9 to Registrant's Report on Form 10-Q dated June 30, 1990 (File No. 0-11987)].*

                    (10.9) Westbridge Partners, Ltd. Agreement of Limited Partnership executed March 1, 1990. [Exhibit
                                 20.1 to Registrant's Report on Form 10-Q dated June 30, 1990 (File No. 0-11987)].*

                      (10.10) Bill of Sale Agreement between Krupp Realty Limited Partnership-IV and Westbridge Partners, Ltd., executed March 1, 1990. [Exhibit 20.2 to Registrant's Report on Form 10-Q dated June 30, 1990 (File No. 0-11987)].*

                   (10.11) Westbridge Partners, Ltd. First Amendment to Agreement of Limited Partnership, executed April 9, 1990. [Exhibit 20.3 to Registrant's Report on Form 10-Q dated June 30, 1990 (File No. 0-11987)].*

                   (10.12) Order Granting Motion of First Boston Mortgage Capital Corp. for Relief from the Automatic Stay dated January 28, 1992. [Exhibit C to Registrant's Report on Form 8-K dated March 3, 1992 (File No. 0-11987)].*

                   (10.13) Modification Agreement dated February 28, 1992 between Westbridge Partners, Ltd. and University Mortgage Acquisition Corp. [Exhibit
                                 10.14 to Registrant's Annual Report on Form 10-K dated December 31, 1993 (File No. 0-11987)].*

                   (10.14)       Renewal Multifamily  Note  dated  February  28,
                                 1992 between Westbridge Partners, Ltd. and University Mortgage Acquisition Corp. [Exhibit
                                 10.15 to Registrant's Annual Report on Form 10-K dated December 31, 1993 (File No. 0-11987)].*

                   (10.15) Renewal Multifamily Deed of Trust, Assignment of Rents and Security Agreement dated February 28, 1992 by Westbridge Partners, Ltd. and John
                                 M. Walker, Jr., as Trustee, and University Mortgage Acquisition Corp. [Exhibit 10.16 to Registrant's
                                 Annual Report on Form 10-K dated December 31, 1993 (File No. 0-11987)].*

                   Pavillion Apartments

                   (10.16) Management Agreement dated June 2, 1983 between Krupp Realty Limited Partnership-IV, as Owner, and Krupp Asset Management Company, now known as Berkshire Property Management ("BPM"), as Agent [Exhibit 10.25 to Registrant's Annual Report on Form 10-K dated December 31, 1983 (File No. 2-80650)].*

 (10.17)Certificate of Limited Partnership of Pavillion Partners, Ltd., executed
   March 1, 1990. [Exhibit 19.1 to Registrant's Report on Form 10-Q dated June 30, 1990 (File No. 0-11987)].*

                   (10.18) Pavillion Partners, Ltd. Agreement of Limited Partnership executed March 1, 1990. [Exhibit
                                 19.2 to Registrant's Report on Form 10-Q dated June 30, 1990 (File No. 0-11987)].*

                   (10.19) Bill of Sale Agreement between Krupp Realty Limited Partnership-IV and Pavillion Partners, Ltd., executed March 1, 1990. [Exhibit 19.3 to Registrant's Report on Form 10-Q dated June 30, 1990 (File No. 0-11987)].*

                   (10.20) Pavillion Partners, Ltd. First Amendment to Agreement of Limited Partnership, executed April 9, 1990. [Exhibit 19.4 to Registrant's Report on Form 10-Q dated June 30, 1990 (File No. 0-11987)].*

                   (10.21) Pavillion Partners, Ltd. Chapter 11 Voluntary Petition executed June 4, 1990 in The United States Bankruptcy Court for the Northern District of Texas, Dallas Division. [Exhibit
                                 10.51 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1990 (File No. 0-11987)].*

                   (10.22) Pavillion Partners, Ltd., Debtor's First Amended Plan of Reorganization executed January 16, 1991 in The United States Bankruptcy Court for the Northern District of Texas, Dallas Division. [Exhibit 10.52 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1990 (File No. 0-11987)].*

                   (10.23) Promissory Note dated April 13, 1994 by and between Pavillion Partners, Ltd. and Sunlife Insurance Company of America. [Exhibit 10.1 to Registrant's Report on Form 10-Q dated June 30, 1994 (File No. 0-11987)].*

                   (10.24)       Promissory Note dated
                                 April 13, 1994 between Pavillion Partners, Ltd. and Sunlife Insurance Company of America. [Exhibit 10.2 to Registrant's Report on Form 10-Q dated June 30, 1994 (File No. 0-11987)].*

                   * Incorporated by reference.

             (c)   Reports on Form 8-K
                   During the last quarter of the year ended December 31, 1995 the Partnership did not file any reports on Form 8-K.

                                     SIGNATURES

             Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 21st day of March, 1996.

                         KRUPP REALTY LIMITED PARTNERSHIP-IV

                         By:      The Krupp Corporation a General Partner


                         By:      /s/ Douglas Krupp
                                  Douglas Krupp, Co-Chairman (Principal
                                  Executive Officer) and Director of
                                  The Krupp Corporation

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 21st day of March, 1996.

   Signatures                     Titles


   /s/ Douglas Krupp                         Co-Chairman (Principal Executive
   Douglas Krupp                             Officer) and Director of The Krupp
                                             Corporation, a General Partner.

   /s/ George Krupp                          Co-Chairman (Principal Executive
   George Krupp                              Officer) and Director of The Krupp
                                             Corporation, a General Partner.

   /s/ Laurence Gerber                       President of The Krupp Corporation,
   Laurence Gerber                           a General Partner.

   /s/Robert A. Barrows                      Senior Vice President and Corporate
   Robert A. Barrows                         Controller of The Krupp
                                             Corporation, a General Partner.

                                     APPENDIX A

                KRUPP REALTY LIMITED PARTNERSHIP-IV AND SUBSIDIARIES


                   CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE
                                ITEM 8 OF FORM 10-K

              ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
                        For the Year Ended December 31, 1995

                KRUPP REALTY LIMITED PARTNERSHIP-IV AND SUBSIDIARIES

              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE


   Report of Independent Accountants                                         F-3

   Consolidated Balance Sheets at December 31, 1995 and
   December 31, 1994                                                         F-4

   Consolidated Statements of Operations For the Years Ended
   December 31, 1995, 1994 and 1993                                          F-5

   Consolidated Statements of Changes in Partners' Equity (Deficit)
   For the Years Ended December 31, 1995, 1994 and 1993                      F-6

   Consolidated Statements of Cash Flows For the Years Ended

   December 31, 1995, 1994 and 1993                                          F-7

   Notes to Consolidated Financial Statements                         F-8 - F-14


   Schedule III - Real Estate and Accumulated Depreciation           F-15 - F-16

   All other schedules are omitted as they are not applicable, not required, or the information is provided in the consolidated financial statements or the notes thereto.

                         REPORT OF INDEPENDENT ACCOUNTANTS


   To the Partners of
   Krupp Realty Limited Partnership-IV and Subsidiaries:

   We have audited the consolidated financial statements and the financial statement schedule of Krupp Realty Limited Partnership-IV and Subsidiaries (the "Partnership") listed in the index on page F-2 of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Krupp Realty Limited Partnership-IV and Subsidiaries as of December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

   Boston, Massachusetts                         COOPERS & LYBRAND L.L.P.
   January 31, 1996

                          KRUPP REALTY LIMITED PARTNERSHIP-IV AND SUBSIDIARIES

                                       CONSOLIDATED BALANCE SHEETS
                                        December 31, 1995 and 1994


                                                  ASSETS

                                                                1995           1994

            Multi-family apartment complexes,
             net of accumulated depreciation of
             $22,689,200 and $20,636,291,
             respectively (Note D)                          $ 17,088,634   $ 18,714,181

            Cash and cash equivalents (Note C)                 2,802,694      2,500,074
            Cash restricted for capital improvements              19,066         20,340
            Prepaid expenses and other assets                    653,387        723,507
            Deferred expenses, net of accumulated
               amortization of $103,355 and $55,358,
               respectively (Note F)                             295,303        347,041

               Total assets                                 $ 20,859,084   $ 22,305,143

                                LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

            Mortgage notes payable (Note D)                 $ 20,938,160   $ 21,667,289
            Other liabilities                                  1,113,994        925,234
               Total liabilities                              22,052,154     22,592,523

            Partners' equity (deficit) (Note E):

               Limited Partners
                (30,000 Units outstanding)                       322,527      1,182,933

               Original Limited Partner                       (1,245,119)    (1,208,892)

               General Partners                                 (270,478)      (261,421)

               Total Partners deficit                         (1,193,070)      (287,380)

               Total liabilities and Partners' equity
                (deficit)                                   $ 20,859,084   $ 22,305,143

                                  The accompanying notes are an integral
                              part of the consolidated financial statements.

                          KRUPP REALTY LIMITED PARTNERSHIP-IV AND SUBSIDIARIES

                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                          For the Years Ended December 31, 1995, 1994 and 1993

                                                       1995           1994          1993

            Revenue:
             Rental                                $ 6,939,316    $ 6,685,659   $ 6,092,060
             Other income                              169,395        124,782       136,625

                  Total revenue                      7,108,711      6,810,441     6,228,685

            Expenses:
              Operating (Note F)                     1,972,221      2,121,111     2,239,268
              Maintenance                              669,397        673,645     1,170,208
              Real estate taxes                        631,057        535,665       539,061
              Management fees paid to an
               affiliate (Note F)                      272,061        250,025       219,420
              Depreciation and amortization          2,106,589      2,131,973     1,931,705
              General and administrative (Note F)      166,630        108,855        98,007
              Interest (Note D)                      1,311,140      1,479,559     1,496,429

                 Total expenses                      7,129,095      7,300,833     7,694,098

            Loss before reorganization expenses
             and minority interest                     (20,384)      (490,392)   (1,465,413)

            Reorganization expenses (Note D)            -               -           (10,750)
            Minority interest                           (1,244)         1,456         7,597

            Net loss                               $   (21,628)   $  (488,936)  $(1,468,566)

            Allocation of net loss (Note E):

              Investor Limited Partner
               Interest (30,000 Units outstanding) $   (20,547)   $  (464,489)  $(1,395,137)

              Per Unit of Investor Limited
               Partner Interest                    $      (.68)   $    (15.48)  $    (46.50)

              Original Limited Partner             $      (865)   $   (19,558)  $   (58,743)

              General Partners                     $      (216)   $    (4,889)  $   (14,686)

                                 The accompanying notes are an integral
                             part of the consolidated financial statements.

                          KRUPP REALTY LIMITED PARTNERSHIP-IV AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
                          For the Years Ended December 31, 1995, 1994 and 1993


                                                                                   Total
                                     Investor       Original                      Partners'
                                     Limited        Limited        General         Equity
                                     Partners       Partner        Partners       (Deficit)

      Balance at December 31, 1992  $3,182,562    $(1,124,696)   $  (240,372)   $ 1,817,494

      Net loss                      (1,395,137)       (58,743)       (14,686)    (1,468,566)

      Balance at December 31, 1993   1,787,425     (1,183,439)      (255,058)       348,928

      Distributions (Note E)          (140,003)        (5,895)        (1,474)      (147,372)

      Net loss                        (464,489)       (19,558)        (4,889)      (488,936)

      Balance at December 31, 1994   1,182,933     (1,208,892)      (261,421)      (287,380)

      Distributions (Note E)          (839,859)       (35,362)        (8,841)      (884,062)

      Net loss                         (20,547)          (865)          (216)       (21,628)

      Balance at December 31, 1995  $  322,527    $(1,245,119)   $  (270,478)   $(1,193,070)

                                  The accompanying notes are an integral
                              part of the consolidated financial statements.

                           KRUPP REALTY LIMITED PARTNERSHIP-IV AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                           For the Years Ended December 31, 1995, 1994 and 1993

                                                           1995         1994           1993
      Operating activities:
        Net loss                                       $   (21,628) $  (488,936)   $(1,468,566)
         Adjustment to reconcile net loss
         to net cash provided by operating activities:
           Depreciation and amortization                 2,106,589    2,131,973      1,931,705

           Decrease (increase) in prepaid
            expenses and other assets                       70,120      120,736       (215,142)
           Increase (decrease) in other
            liabilities                                    188,760      (46,065)       209,575

            Net cash provided by operating activities    2,343,841    1,717,708        457,572

      Investing activities:
        Additions to fixed assets                         (427,362)    (399,171)    (1,540,687)
        Decrease in cash restricted for
         capital improvements                                1,274      128,634         51,278
        Decrease in other investments                       -            -           1,478,271

            Net cash used in investing
             activities                                   (426,088)    (270,537)       (11,138)

      Financing activities:
        Proceeds from mortgage notes payable                -         9,747,000      4,600,000
        Repayment of mortgage notes payable                 -       (10,273,840)    (4,510,305)
        Principal payments on mortgage
         notes payable                                    (729,129)    (704,299)      (652,422)
        Increase in deferred expenses                       (1,942)    (287,487)      (109,230)
        Distributions                                     (884,062)    (147,372)        -

            Net cash used in financing activities       (1,615,133)  (1,665,998)      (671,957)

      Net increase (decrease) in cash and
       cash equivalents                                    302,620     (218,827)      (225,523)
      Cash and cash equivalents,
       beginning of year                                 2,500,074    2,718,901      2,944,424
      Cash and cash equivalents, end of year           $ 2,802,694  $ 2,500,074    $ 2,718,901

                                  The accompanying notes are an integral
                              part of the consolidated financial statements.

                KRUPP REALTY LIMITED PARTNERSHIP-IV AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   A.   Organization

      Krupp Realty Limited Partnership-IV ("KRLP-IV") was formed on December 1, 1982 by filing a Certificate of Limited Partnership in The Commonwealth of Massachusetts. KRLP-IV terminates on December 31, 2020, unless earlier terminated upon the sale of the last of KRLP-IV and Subsidiaries' properties or the occurrence of certain other events as set forth in the Partnership Agreement.

      KRLP-IV issued all of the General Partner Interests to The Krupp Corporation, a Massachusetts corporation, and The Krupp Company Limited Partnership-II, a Massachusetts limited partnership, in exchange for capital contributions aggregating $1,000. Except under certain limited circumstances upon termination of KRLP-IV, the General Partners are not required to make any additional capital contributions. KRLP-IV has also issued all of the Original Limited Partner Interests to The Krupp Company Limited Partnership-II in exchange for a capital contribution of $4,000. The Original Limited Partner is not required to make any additional capital contributions to KRLP-IV. The purchasers of 30,000 units of Investor Limited Partner Interests (the "Units"), at a price of $1,000 per Unit, are the Investor Limited Partners.

      In 1990, the General Partners on behalf of KRLP-IV formed three limited partnerships: Pavillion Partners, Ltd., Copper Creek Partners, Ltd. and Westbridge Partners, Ltd. At the same time, the General Partners transferred ownership of Pavillion Apartments to Pavillion Partners, Ltd., Copper Creek Apartments to Copper Creek Partners, Ltd., and Walden Pond Apartments to Westbridge Partners, Ltd. in exchange for KRLP-IV's 99% limited partner interest in the new entities. Westcop Corporation contributed a total of $11,216 in cash to the entities and is the General Partner in each with a 1% interest. On March 3, 1992, Copper Creek was foreclosed upon by the holder of the first and second mortgage notes pursuant to an agreement approved by the Bankruptcy Court.

      KRLP-IV, Pavillion Partners, Ltd., and Westbridge Partners, Ltd. are collectively known as Krupp Realty Limited Partnership-IV and Subsidiaries (collectively the "Partnership").

      As of December 31, 1995, the Partnership owns four multi-family apartment complexes.

   B.   Significant Accounting Policies

      The Partnership uses the following accounting policies for financial reporting purposes, which may differ in certain respects from those used for federal income tax purposes (see Note G).

        Basis of Presentation

        The consolidated financial statements present the consolidated assets, liabilities and operations of Pavillion Partners, Ltd., Westbridge Partners, Ltd. and KRLP-IV (see Note A). All intercompany balances and transactions have been eliminated. At December 31, 1995 and 1994, a minority interest of $28,793 and $30,037, respectively, is included in other liabilities.

        Risks and Uncertainties

        The Partnership invests its cash primarily in deposits and money  market
        funds  with commercial banks.   The Partnership has  not experienced any
        losses to date on its invested cash.

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Cash Equivalents

        The Partnership includes all short-term investments with maturities of three months or less from the date of acquisition in cash and cash equivalents. The cash investments are recorded at cost, which approximates current market values.

        Rental Revenues

        Leases require  the payment  of base  rent monthly  in advance.   Rental
        revenues are recorded on the accrual basis.

        Impairment of Long-Lived Assets

        In accordance with Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to
               Be Disposed Of", which is effective for fiscal years beginning after December 15, 1995, the Partnership has implemented policies and practices for assessing impairment of its real estate assets.

        The investments in properties are carried at cost less accumulated depreciation unless the General Partners believe there is a significant impairment in value, in which case a provision to write down investments in properties to fair value will be charged against income. At this time, the General Partners do not believe that any assets of the Partnership are significantly impaired.

        Depreciation

        Depreciation is provided for by the use of the straight-line method over estimated useful lives of the related asset, as follows:

               Buildings and improvements          3-25 years
               Appliances, carpeting and equipment 3-5 years

        Deferred Expenses

        The Partnership amortizes the costs incurred in connection with the organization of its subsidiaries over a 5-year period using the straight-line method.

        The Partnership amortizes the costs incurred to obtain the financing of Partnership's properties over the term of the related mortgage note using the straight-line method.

        Income Taxes

        The Partnership is not liable for federal or state income taxes as Partnership's income or loss is allocated to the partners for income tax purposes. In the event that the Partnership's tax returns are examined by the Internal Revenue Service or state taxing authority and the examination results in a change in Partnership taxable income or loss, such change will be reported to the partners.

        Reclassifications

        Certain prior year balances have been reclassified to conform with current year financial statement presentation.

   C.   Cash and Cash Equivalents

      Cash and cash equivalents consist of the following:

                                                December 31,    December 31,
                                                    1995            1994

        Cash and money market accounts          $  818,058      $   416,066
        Commercial paper                         1,984,636        2,084,008
                                                $2,802,694      $ 2,500,074

      At December 31, 1995, commercial paper represents investments which mature between January 10 and February 9, 1996 having effective yields ranging from 5.81% to 5.91% per annum.

   D.   Mortgage Notes Payable

        Substantially all of the property owned by the Partnership is pledged as collateral for the non-recourse mortgage notes payable outstanding at December 31, 1995 and 1994. Mortgage notes payable consist of the following:

                                       Principal          Annual Interest
                 Property           1995         1994          Rate       Maturity Date

                 Fenland Field
                  Apartments    $ 4,366,104  $ 4,463,301        9.25%     June 1, 2000

                 Indian Run
                  Apartments      2,713,836    2,742,483        9.51%     October 1, 2004

                 Walden Pond
                  Apartments      6,936,368    7,491,332     see below    February 28, 1999

                 Pavillion
                  Apartments      6,921,852    6,970,173        9.25%     May 1, 2001

                                $20,938,160  $21,667,289

                 Fenland Field Apartments

                The non-recourse mortgage note payable collateralized by the property is payable, based on a 20-year amortization, in equal monthly installments of principal and interest of $42,167. At maturity, all unpaid principal ($3,824,206) and any accrued and unpaid interest is due. The note may not be prepaid prior to June 1, 1998 and thereafter, may be prepaid subject to certain prepayment premiums.

                Based on the borrowing rates currently available to the Partnership for bank loans with similar terms and average maturities, the fair value of long-term debt is approximately $4,600,000.

                 Indian Run Apartments

                Effective October 26, 1994, the Partnership refinanced Indian Run's first mortgage note in the amount of $2,747,000. The new mortgage note is payable, based on a 25-year amortization, in equal monthly installments of principal and interest of $24,021. At maturity, all unpaid principal ($2,298,949) and any accrued and unpaid interest is due. The note may be prepaid at any time, subject to certain prepayment premiums.

                Based on the borrowing rates currently available to the Partnership for bank loans with similar terms and average maturities, the fair value of long-term debt is approximately
                 $3,300,000.

                 Walden Pond Apartments

                On February 28, 1992, the prior wrap-around mortgage note was modified in bankruptcy court. The modified principal balance of $5,500,000 is being amortized over a 30-year period and requires monthly principal payments of $46,247. For financial reporting purposes, generally accepted accounting principles required the Partnership to increase the outstanding principal balance of the
                mortgage to the sum of the future cash flow payments required under the new terms of the mortgage. All cash payments made subsequent to the restructure are recorded as a reduction of the principal balance and no interest expense is recognized by the Partnership.

                Based on the borrowing rates currently available to the Partnership for bank loans with similar terms and average maturities, the fair value of long-term debt is approximately
                 $5,700,000.

               Pavillion Apartments

               Effective April 13, 1994, the Partnership refinanced Pavillion's first mortgage note in the amount of $7,000,000. The Partnership paid a $76,188 prepayment penalty to the previous mortgage holder. The new mortgage note is payable, based on a 30-year amortization, in equal monthly installments of principal and interest of $57,587. At maturity, all unpaid principal ($6,580,326) and any accrued and unpaid interest is due. The Partnership cannot prepay the note until October 13, 1997. Thereafter, the note may be prepaid subject to certain prepayment premiums.

               Based  on   the  borrowing  rates  currently   available  to  the
               Partnership for bank loans with similar terms and average maturities, the fair value of long-term debt is approximately $7,300,000.

      The aggregate principal amounts of borrowings due in the five years 1996 through 2000 are $744,553, $762,942, $783,115, $5,521,757 and $4,007,863,
      respectively.

      The Partnership paid interest of $1,311,140, $1,376,867 and $1,496,429 during the years ended December 31, 1995, 1994 and 1993, respectively.

   E.   Partners' Equity (Deficit)

        Under the terms of the Partnership Agreement, profits and losses from operations are allocated 95% to the Investor Limited Partners, 4% to the Original Limited Partner and 1% to the General Partners until such time that the Investor Limited Partners have received a return of their total invested capital plus a 9% per annum cumulative return thereon. There-after, profits and losses will be allocated 65% to the Investor Limited Partners, 28% to the Original Limited Partner and 7% to the General Partners.

      Under the Agreement, cash distributions are generally made on the same basis as the allocations of profits and losses described above. Distributions from a sale, exchange, or other disposition of a property or upon the termination of the Partnership are to be allocated differently than that described.

      As of December 31, 1995, the following cumulative partner contributions and allocations have been made since inception of KRLP-IV:

                                        Investor       Original
                                        Limited         Limited    General
                                        Partners        Partner    Partners        Total

               Capital contributions  $ 30,000,000   $     4,000  $   1,000    $ 30,005,000

               Syndication costs        (4,050,000)       -            -         (4,050,000)

               Cash distributions:
                Operations              (4,894,309)     (206,077)   (51,517)     (5,151,903)
               Capital
                transaction             (2,000,000)       -         (20,202)     (2,020,202)

               Income (loss):
               Operations              (28,010,748)   (1,340,964)  (296,482)    (29,648,194)
               Capital
                transactions             9,277,584       297,922     96,723       9,672,229
                                      $    322,527   $(1,245,119) $(270,478)   $ (1,193,070)

   F.   Related Party Transactions

      Commencing with the date of acquisition of the Partnership's properties, the Partnership entered into agreements under which property management fees are paid to an affiliate of the General Partners for services as management agent. Such agreements provide for management fees payable monthly at a rate of 5% of the gross receipts from residential properties under management. The Partnership also reimburses affiliates of the General Partners for certain expenses incurred in the operation of the Partnership and its properties including accounting, computer, insurance, travel, legal, payroll, and the preparation and mailing of reports and other communications to the Limited Partners.

      Amounts paid to the General Partners or their affiliates for the years ended December 31, 1995, 1994 and 1993 were as follows:

                                                  1995      1994        1993

      Property management fees                  $272,061 $250,025     $219,420

      Expense reimbursements                     225,694   351,249     355,965

      Charged to operations                     $497,755  $601,274    $575,385

In addition to the amounts above, the following amounts relating to refinancing and disposition activities were paid to the General Partners or their affiliates:

                                          1995             1994         1993

      Cost reimbursements               $  1,942         $ 22,050     $ 18,544

   G.  Federal Income Taxes

       The reconciliation of the net loss for each year reported in the accompanying Consolidated Statement of Operations with the net loss reported in the Partnership's 1995, 1994 and 1993 federal income tax returns follows:

                                               1995        1994        1993

      Net loss per Consolidated
         Statement of Operations            $ (21,628)  $(488,936)  $(1,468,566)

      Add:  Difference in book to tax
               depreciation for Fenland
               Field and Indian Run            90,581      73,092        42,694

            Partnership's share of Pavillion
               Partners net loss not
               recognized for tax purposes     37,923      35,153       609,179

            Partnership's share of
               Westbridge Partners net
               loss (income) not recognized
               for tax purposes              (448,394)   (448,610)      148,765

      Net loss for federal income
         tax purposes                       $(341,518)  $(829,301)  $  (667,928)


         The allocation of the net loss for federal income tax purposes for 1995 is as follows:

                                       Portfolio   Passive
                                        Income       Loss           Total

               Investor Limited
                Partners               $158,810   $(483,253)     $(324,443)

               Original Limited
                Partner                   6,687     (20,347)       (13,660)

               General Partners           1,672      (5,087)        (3,415)
                                       $167,169   $(508,687)     $(341,518)


      During the years ended December 31, 1995, 1994 and 1993 the per Unit net loss to the Investor Limited Partners for federal income tax purposes was $11, $26 and $21, respectively.

                         KRUPP REALTY LIMITED PARTNERSHIP-IV AND SUBSIDIARIES

                       SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                          December 31, 1995

                                           Initial Cost to Partnership        Costs Capitalized
                                                                               Subsequent to
                                                                                 Acquisition

    Description         Encumbrances      Land           Buildings &
                                                         Improvements         Land    Buildings &
                                                                                      Improvement
                                                                                           s
    Fenland Field
    Apartments
    Columbia, MD       $ 4,366,104     $  365,262        $ 4,852,767        $  407

                                                                                      $1,889,916
    Indian Run Apts.
    Abilene, TX
                         2,713,836        503,574          6,690,341           902       623,157
    Walden Pond
    Apts.
    Houston, TX (a)
                         5,346,692        906,253
                                                          12,040,217
                                                                             1,211     1,150,402

    Pavillion Apts.
    Garland, TX          6,921,852        680,621          9,042,535         1,199     1,029,070
          TOTAL:       $19,348,484     $2,455,710        $32,625,860        $3,719    $4,692,545


                            Gross Amounts Carried at
                                   End of Year

   Description          Land       Buildings
                                      and
                                 Improvements     Total        Accumulated

                                                             Depreciation     Year of
                                                                             Construction
                                                                                           Year
                                                                                          Acquired

   Fenland Field
   Apartments
   Columbia, MD     $  365,669   $ 6,742,683   $  7,108,352   $ 4,251,762       1970         1983
   Indian Run Apts
   Abilene, TX         504,476     7,313,498      7,817,974     4,435,698       1982         1983

   Walden     Pond
   Apts
   Houston, TX         907,464    13,190,619     14,098,083     7,972,202       1982         1983

   Pavillion Apts.
   Garland, TX         681,820    10,071,605     10,753,425     6,029,538       1983         1983

        TOTAL:      $2,459,429   $37,318,405   $ 39,777,834  $ 22,689,200


        (a) The mortgage note payable balance per the Consolidated Balance Sheets include all interest payable through maturity (see Note D).



                                     Continued

                    KRUPP REALTY LIMITED PARTNERSHIP-IV AND SUBSIDIARIES

                                      December 31, 1995




      Reconciliation of Real Estate and Accumulated Depreciation for each of the three years in the period ended December 31, 1995:

                                            1995          1994           1993
               Real Estate

               Balance at beginning
               of year                  $ 39,350,472  $ 38,951,301   $ 37,410,614

               Acquisition
               and improvements              427,362       399,171      1,540,687

               Balance at end of year   $ 39,777,834  $ 39,350,472   $ 38,951,301


                                            1995          1994           1993
               Accumulated Depreciation

               Balance at beginning
               of year                  $ 20,636,291  $ 18,613,263   $ 16,745,424

               Depreciation expense        2,052,909     2,023,028      1,867,839

               Balance at end of year   $ 22,689,200  $ 20,636,291   $ 18,613,263

               Note: The aggregate cost of the Partnership's real estate for federal income tax purposes at December 31, 1995 is $39,782,928 and the aggregate accumulated depreciation for federal income tax purposes is $31,000,047.