Form 10-Q
period 1996-03-31
KRUPP REALTY LTD PARTNERSHIP IV
filed 1996-05-08
CIK 710389

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                   FORM 10-Q

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended    March 31, 1996

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

                          PART I.  FINANCIAL INFORMATION

   Item 1.    CONSOLIDATED FINANCIAL STATEMENTS

               KRUPP REALTY LIMITED PARTNERSHIP-IV AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                      ASSETS
                                                     March 31,   December 31,
                                                       1996          1995
   Multi-family apartment complexes,
    net of accumulated depreciation of
    $23,189,833 and $22,689,200, respectively      $16,642,562   $17,088,634
   Cash and cash equivalents                        2,405,593      2,802,694
   Cash restricted for capital improvements             16,595        19,066
   Prepaid expenses and other assets                   426,074       653,387
   Deferred expenses, net of accumulated
    amortization of $116,720 and $103,355,
    respectively                                       281,938       295,303

              Total assets                         $19,772,762   $20,859,084


                        LIABILITIES AND PARTNERS' DEFICIT

   Mortgage notes payable                          $20,753,300   $20,938,160
   Accounts payable                                     27,233        61,162
   Due to affiliates (Note 3)                           37,528        97,840
   Other liabilities                                   691,547       954,992

              Total liabilities                     21,509,608    22,052,154

   Partners' equity (deficit) (Note 2):

      Investor Limited Partners
      (30,000 Units outstanding)                      (194,060)       322,527
     Original Limited Partner                       (1,266,870)    (1,245,119)
     General Partners                                 (275,916)      (270,478)

       Total Partners' deficit                      (1,736,846)    (1,193,070)

       Total liabilities and Partners'
         deficit                                   $19,772,762   $20,859,084

                      The accompanying notes are an integral
                  part of the consolidated financial statements.

               KRUPP REALTY LIMITED PARTNERSHIP-IV AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     For the Three Months
                                                         Ended March 31,
                                                      1996          1995
   Revenue:
      Rental                                       $1,802,209    $1,701,812
      Other Income                                     41,941        36,911

              Total revenue                         1,844,150     1,738,723

   Expenses:
      Operating (Note 3)                              566,621       445,717
      Maintenance      130,977                        123,290
      Real estate taxes                               168,713       151,937
      General and administrative (Note 3)              23,034        18,722
      Management fees (Note 3)                         68,636        69,764
      Depreciation and amortization                   513,998       515,904
      Interest                                        325,207       329,284

              Total expenses                        1,797,186     1,654,618

   Income before minority interest                     46,964        84,105

   Minority interest                                   (1,315)         (458)

   Net income                                      $   45,649    $   83,647

   Allocation of net income (Note 2):

      Investor Limited Partner
       Interest (30,000 Units outstanding)         $   43,367    $   79,465

      Per Unit of Investor Limited
       Partner                                     $     1.45    $     2.65

      Original Limited Partner                     $    1,826    $    3,346

      General Partners                             $      456    $      836

                      The accompanying notes are an integral
                  part of the consolidated financial statements.

               KRUPP REALTY LIMITED PARTNERSHIP-IV AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    __________

                                                   For the Three Months
                                                        Ended March 31,
                                                      1996           1995

   Operating activities:
       Net income                                  $   45,649    $   83,647
         Adjustments to reconcile net income
          to net cash provided by operating
            activities:
           Depreciation and amortization              513,998       515,904
           Decrease in prepaid expenses and
            other assets                              227,313       332,354
           Decrease in other liabilities             (263,445)     (237,283)
           Increase (decrease) in accounts payable    (40,095)       14,232
           Increase (decrease) in due to
            affiliates                                (60,312)      106,095

             Net cash provided by operating
              activities                              423,108       814,949

   Investing activities:
       Decrease in cash restricted for capital
        improvements                                    2,471         4,333
       Increase in other investments                    -          (486,995)
       Increase in accounts payable for fixed
        asset additions                                 6,166         -
       Additions to fixed assets                      (54,561)      (43,916)

             Net cash used in investing activities    (45,924)     (526,578)

   Financing activities:
       Principal payments on mortgage notes
        payable                                      (184,860)     (180,783)
       Distributions                                 (589,425)     (441,958)
       Increase in deferred expenses                    -            (1,826)

             Net cash used in financing activities   (774,285)     (624,567)

   Net decrease in cash and cash equivalents         (397,101)     (336,196)

   Cash and cash equivalents, beginning of period   2,802,694     2,500,074

   Cash and cash equivalents, end of period        $2,405,593    $2,163,878

                      The accompanying notes are an integral
                  part of the consolidated financial statements.

               KRUPP REALTY LIMITED PARTNERSHIP-IV AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


   (1)  Accounting Policies

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this report on Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. In the opinion of the General Partners of Krupp Realty Limited Partnership-IV and Subsidiaries (the "Partnership"), the disclosures contained in this report are adequate to make the information presented not misleading. See Notes to Consolidated Financial Statements included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995 for additional information relevant to significant accounting policies followed by the Partnership.

      The consolidated financial statements present consolidated assets, liabilities and operations of Pavillion Partners, Ltd., Westbridge Partners, Ltd., and Krupp Realty Limited Partnership-IV. Westcop Corporation has a 1% interest in the operations Westbridge Partners, Ltd. and Pavillion Partners, Ltd. At March 31, 1996, minority interest of $27,478 is included in other liabilities.

      In the opinion of the General Partners of the Partnership, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Partnership's consolidated financial position as of March 31, 1996 and its results of operations and cash flows for the three months ended March 31, 1996 and 1995. Certain prior year balances have been reclassified to conform with the current year consolidated financial statement presentation.

      The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

   (2)  Changes in Partners' Deficit

      A summary of changes in Partners' equity (deficit) for the three months ended March 31, 1996 is as follows:

                         Investor          Original                   Total
                         Limited           Limited      General     Partners'
                         Partners          Partner       Partners    Deficit

   Balance at
    December 31, 1995    $ 322,527       $(1,245,119)   $(270,478) $(1,193,070)
   Net income               43,367             1,826          456       45,649

   Distributions          (559,954)          (23,577)      (5,894)    (589,425)

   Balance at
    March 31, 1996       $(194,060)      $(1,266,870)   $(275,916)  $(1,736,846)

   (3)  Related Party Transactions

      Commencing with the date of acquisition of the Partnership's properties, the Partnership entered into agreements under which property management fees are paid to an affiliate of the General Partners for services as management agent. Such agreements provide for management fees payable monthly at a rate of 5% of the gross receipts from the properties under management. The Partnership also reimburses affiliates of the General Partners for certain expenses incurred in connection with the operation of the Partnership and its properties including accounting, computer, insurance, travel, legal and payroll; and with the preparation and mailing of reports and other communications to the Limited Partners.

      Amounts accrued or paid to the General Partners or their affiliates were as follows:

                                      For the Three Months
                                         Ended March 31,
                                        1996        1995

            Property management
               fees                   $ 68,636    $69,764

            Expense
               reimbursements           63,236     12,350

            Charged to
               operations             $131,872    $82,114

           Due to affiliates consists of the following:

                                      March 31,   December 31,
                                        1996         1995

           Expense reimbursements     $37,528      $ 97,840

               KRUPP REALTY LIMITED PARTNERSHIP-IV AND SUBSIDIARIES

   Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Liquidity and Capital Resources

   The Partnership's ability to generate cash adequate to meet its needs is dependent primarily on the operations of its remaining real estate
   investments.    Such  ability   would  also  be  impacted  by   the  future
   availability of bank borrowings, and upon future refinancing and sale of the Partnership's real estate investments and the collection of any mortgage receivables which may result from such sales. These sources of liquidity will be used by the Partnership for payment of expenses related to real estate operations, capital improvements, refinancing and expenses.

   Cash Flow, if any, is calculated under Section 8.2(a) of the Partnership Agreement, will then be available for distribution to the Partners. Due to improvements in the operations of the properties and reduced debt service, the Partnership has been able to increase semi-annual distributions from an annual rate of $28.00 per Unit in 1995, to approximately $37.33 per Unit in 1996.

   In the first quarter of 1996, the Partnership continued capital improvements at its properties and anticipates that these improvements will continue throughout the year. These improvements consist of interior enhancements which include replacement of appliances, carpeting and vinyl flooring. The Partnership believes that these improvements are necessary to compete with current market conditions, produce quality rental units and absorb excess market supply at the properties' respective locations.

   Cash Flow

   Shown below is the calculation of Cash Flow as defined by Section 8.2(a) of the Partnership Agreement for the three months ended March 31, 1996. The General Partners provide certain of the information below to meet requirements of the Partnership Agreement and because they believe that it is an appropriate supplemental measure of operating performance. However, Cash Flow should not be considered by the reader as a substitute to net income (loss), as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.
                                                            Rounded to $1,000

      Net loss for tax purposes                                    $ (46,000)

      Items not requiring or (requiring)
       the use of operating funds:
         Tax basis depreciation and amortization                     479,000
         Tax basis principal payments on mortgage                    (58,000)
         Expenditures for capital improvements                       (55,000)
         Working capital reserves                                    (25,000)

      Cash Flow                                                    $ 295,000

   Operations
   Cash Flow, net of working capital reserves, decreased in the first quarter of 1996, as compared to the first quarter of 1995, as a result of both increased capital improvement expenditures and increased operating and maintenance expenses. Revenue increased in the first three months of 1996, as compared to the first three months of 1995, as a result of increased rental rates implemented in 1995 at the Partnerships' properties.

   In the first three months of 1996, as compared to the first three months of 1995, operating and maintenance expenses increased due to both a rise in utility consumption at all the Partnership's properties, combined with an increase in snow removal expenditures at Fenland Field as a result of the harsh weather conditions. Real estate taxes increased due to an increase in the assessed value of Walden Pond.

   Depreciation expense increased in conjunction with fixed asset expenditures in 1995, and the first three months of 1996.

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


                    Krupp Realty Limited Partnership-IV
                               (Registrant)

                    BY:  /s/Robert A. Barrows
                         Robert A. Barrows
                         Treasurer and Chief Accounting Officer of
                         the Krupp Corporation, a General Partner.


   DATE:  May 7, 1996