Form 10-Q
period 1996-06-30
KRUPP REALTY LTD PARTNERSHIP IV
filed 1996-08-06
CIK 710389

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                   FORM 10-Q

   (Mark One)

             QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF   THEx
             SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended    June 30, 1996

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

   This Form  10-Q contains forward-looking  statements within the  meaning of
   Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

               KRUPP REALTY LIMITED PARTNERSHIP-IV AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                      ASSETS
                                                              June 30,     December 31,
                                                                1996           1995

            Multi-family apartment complexes,
               net of accumulated depreciation of
               $23,698,185 and $22,689,200, respectively    $16,291,034     $17,088,634
            Cash and cash equivalents                         1,297,997       2,802,694
            Cash restricted for capital improvements             17,055          19,066
            Prepaid expenses and other assets                   552,389         653,387
            Deferred expenses, net of accumulated
               amortization of $130,084 and $103,355,
               respectively                                     268,574         295,303

                  Total assets                              $18,427,049     $20,859,084


                                   LIABILITIES AND PARTNERS' DEFICIT

            Mortgage notes payable                          $20,567,359     $20,938,160
            Accounts payable                                     16,754          61,162
            Due to affiliates (Note 3)                           18,145          97,840
            Other liabilities                                   851,669         954,992

                  Total liabilities                          21,453,927      22,052,154

            Partners' equity (deficit) (Note 2):

               Investor Limited Partners
                 (30,000 Units outstanding)                  (1,472,109)        322,527
               Original Limited Partner                      (1,265,952)     (1,245,119)
               General Partners                                (288,817)       (270,478)

                  Total Partners' deficit                    (3,026,878)     (1,193,070)

                  Total liabilities and Partners'
                   deficit                                  $18,427,049     $20,859,084

                      The accompanying notes are an integral
                  part of the consolidated financial statements.

               KRUPP REALTY LIMITED PARTNERSHIP-IV AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                             For the Three Months     For the Six Months
                                                 Ended June 30,         Ended June 30,
                                               1996        1995        1996        1995
            Revenue:
               Rental                       $1,808,922  $1,744,810  $3,611,131  $3,446,622
               Other income                     36,931      43,008      78,872      79,919


                  Total revenue              1,845,853   1,787,818   3,690,003   3,526,541

            Expenses:
               Operating (Note 3)              534,235     439,133   1,100,856     884,850
               Maintenance                     186,050     152,110     317,027     275,400
               Real estate taxes               164,686     146,869     333,399     298,806
               General and administrative
                  (Note 3)                      19,603      34,070      42,637      52,792

               Management fees (Note 3)         71,353      70,335     139,989     140,099
               Depreciation and
                  amortization                 521,716     523,550   1,035,714   1,039,454
               Interest                        324,127     328,301     649,334     657,585

                  Total expenses             1,821,770   1,694,368   3,618,956   3,348,986


            Income before minority
               interest                         24,083      93,450      71,047     177,555

            Minority interest                   (1,084)     (1,040)     (2,399)     (1,498)

            Net income                      $   22,999  $   92,410  $   68,648  $  176,057

            Allocation of net income (Note 2):

               Investor Limited Partners
                  (30,000 Units
                   outstanding)             $   21,849  $   87,790  $   65,216  $  167,254

               Per Unit of Investor
                  Limited Partner Interest  $      .72  $     2.93  $     2.17  $     5.58

               Original Limited Partner     $      920  $    3,696  $    2,746  $    7,042

               General Partners             $      230  $      924  $      686  $    1,761

                      The accompanying notes are an integral
                  part of the consolidated financial statements.

               KRUPP REALTY LIMITED PARTNERSHIP-IV AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    __________

                                                                    For the Six Months
                                                                       Ended June 30,
                                                                     1996         1995
            Operating activities:
               Net income                                        $    68,648  $  176,057
               Adjustment to reconcile net income to net
                  cash provided by operating activities:
                  Depreciation and amortization                    1,035,714   1,039,454
                  Decrease in prepaid expenses
                    and other assets                                 100,998     227,079
                  Decrease in other liabilities                     (103,323)   (150,169)
                  Increase (decrease) in accounts payable            (49,554)     17,596
                  Increase (decrease) in due to affiliates           (79,695)      5,323

                        Net cash provided by operating
                           activities                                972,788   1,315,340

            Investing activities:
               Decrease in cash restricted for capital
                  improvements                                         2,011      14,341
               Increase in other investments                           -        (486,995)
               Increase in accounts payable for fixed asset
                  additions                                            5,146        -
               Additions to fixed assets                            (211,385)   (204,034)

                        Net cash used in investing activities       (204,228)   (676,688)

            Financing activities:

               Principal payments on mortgage notes payable         (370,801)   (362,550)
               Distributions                                      (1,902,456)   (441,958)
               Increase in deferred expenses                           -          (1,941)

                        Net cash used in financing
                           activities                             (2,273,257)   (806,449)

            Net decrease in cash and cash equivalents             (1,504,697)   (167,797)

            Cash and cash equivalents, beginning of period         2,802,694   2,500,074

            Cash and cash equivalents, end of period             $ 1,297,997  $2,332,277

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

      The consolidated financial statements present consolidated assets, liabilities and operations of Pavillion Partners, Ltd., Westbridge Partners, Ltd., and Krupp Realty Limited Partnership-IV. Westcop Corporation has a 1% interest in the operations of Westbridge Partners, Ltd. and Pavillion Partners, Ltd. At June 30, 1996, minority interest of $26,395 is included in other liabilities.

      In the opinion of the General Partners of the Partnership, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Partnership's consolidated financial position as of June 30, 1996, its results of operations for the three and six months ended June 30, 1996 and 1995 and its cash flows for the six months ended June 30, 1996 and 1995. Certain prior year balances have been reclassified to conform with current year consolidated financial statement presentation.

      The results of operations for the three and six months ended June 30, 1996 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

   (2)           Changes in Partners' Deficit

      A summary of changes in Partners' equity (deficit) for the six months ended June 30, 1996 is as follows:

                                          Investor        Original                Total
                                          Limited         Limited     General     Partners'
                                          Partners        Partner     Partners    Deficit

                 Balance at
                   December 31, 1995     $   322,527    $(1,245,119) $(270,478)  $(1,193,070)

                 Net income                   65,216          2,746        686        68,648

                 Distributions:
                   Operations               (559,951)       (23,579)    (5,895)     (589,425)
                   Capital transaction    (1,299,901)          -       (13,130)   (1,313,031)

                 Balance at
                   June 30, 1996         $(1,472,109)   $(1,265,952) $(288,817)  $(3,026,878)

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

              Amounts accrued or paid to the General Partners or their affiliates are as follows:

                                            For the Three Months     For the Six Months
                                               Ended June 30,           Ended June 30,
                                              1996         1995        1996       1995

                   Property management
                     fees                    $ 71,353    $ 70,335   $139,989    $140,099

                   Expense reimbursements      62,466      43,639    125,702      55,989

                   Charged to operations     $133,819    $113,974   $265,691    $196,088

                 Due to affiliates consists of the following:

                                                                   June 30,  December 31,
                                                                     1996       1995

                    Expense reimbursements                         $ 18,145  $    97,840

               KRUPP REALTY LIMITED PARTNERSHIP-IV AND SUBSIDIARIES



   Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   This Management s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements including those concerning Management s expectations regarding the future financial performance and future events. These forward-looking statements involve significant risk and uncertainties, including those described herein. Actual results may differ materially from those anticipated by such forward-looking statements.

   Liquidity and Capital Resources

   The Partnership's ability to generate cash adequate to meet its needs is dependent primarily on the operations of its remaining real estate
   investments.    Such  ability   would  also  be  impacted  by   the  future
   availability of bank borrowings, and upon future refinancing and sale of the Partnership's real estate investments and the collection of any mortgage receivables which may result from such sales. These sources of liquidity will be used by the Partnership for payment of expenses related to real estate operations, capital improvements, refinancing and expenses. Cash Flow, if any, as calculated under Section 8.2(a) of the Partnership Agreement, will then be available for distribution to the Partners. Due to improvements in the operations of the properties and reduced debt service, the Partnership has been able to increase semi-annual distributions from an annual rate of $28.00 per Unit in 1995, to approximately $37.33 per Unit in 1996. In addition, the Partnership made a special distribution of
   $1,313,031 during the second quarter of 1996, representing a capital distribution, based on the remaining proceeds from the sale of Lakeview Tower in 1992. In accordance with Section 8.3 (a) of the Partnership Agreement, the distribution was allocated 99% to the Investor Limited Partners and 1% to the General Partners.

   In the second quarter of 1996, the Partnership continued capital improvements at its properties and anticipates that these improvements will continue throughout the year. These improvements consist of interior enhancements which include replacement of appliances, carpeting and vinyl flooring as well as exterior improvements consisting of painting, roof repair and the building of perimeter walls and fences. The Partnership believes that these improvements are necessary to compete with current market conditions, produce quality rental units and absorb excess market supply at the properties' respective locations.

   Cash Flow

   Shown below is the calculation of Cash Flow as defined by Section 8.2(a) of the Partnership Agreement for the six months ended June 30, 1996. The
   General Partners provide certain of the information below to meet requirements of the Partnership Agreement and because they believe that it is an appropriate supplemental measure of operating performance. However, Cash Flow should not be considered by the reader as a substitute to net income (loss), as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.

                                                            Rounded to $1,000

      Net loss for tax purposes                                   $(108,000)

      Items not requiring or (requiring)
       the use of operating funds:
               Tax basis depreciation and amortization              958,000
               Tax basis principal payments on mortgage            (117,000)
               Expenditures for capital improvements               (211,000)
               Amounts released from working capital reserves        67,000

      Cash Flow                                                   $ 589,000

   Operations
   Cash Flow, before additions to working capital reserves, decreased in the first half of 1996 as compared to the same period in 1995 as a result of both increased capital improvement expenditures and a decrease in net income, as the increase in expenses more than offset the increase in revenue. Rental revenue during the three and six months ended June 30, 1996, as compared to the same time period in 1995, increased as a result of increased rental rates at the Partnership's properties instituted in 1995.

   For the three and six months ended June 30, 1996 as compared with the same period in 1995, the Partnership experienced increases in operating, maintenance and real estate tax expenses. Operating expense increased due to both higher insurance expense, attributable to prior years' insurance refunds received in 1995, and greater utility rates and consumption levels at Pavillion and Fenland Field. The increase in operating expense also is due to a rise in reimbursable expenses incurred in connection with the operation of the Partnership and its properties, including computer, accounting, travel, insurance, legal and payroll costs. Maintenance expense increased due to external wall repairs and landscaping at Indian Run, driveway, siding and stairway repairs at Walden Pond and snow removal expenditures at Fenland Field as a result of the harsh winter weather conditions. Real estate taxes increased due to an increase in the assessed value of Walden Pond.

   General

   In accordance with Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which is effective for fiscal years beginning after December 15, 1995, the Partnership has implemented policies and practices for assessing impairment of its real estate assets.

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

                    Krupp Realty Limited Partnership-IV
                         (Registrant)

              BY:   /s/Robert A. Barrows
                    Robert A. Barrows
                    Treasurer and Chief Accounting Officer of the Krupp Corporation, a General Partner.


   DATE:  July   , 1996