Form 10-Q
period 1996-09-30
KRUPP REALTY LTD PARTNERSHIP IV
filed 1996-11-06
CIK 710389

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    September 30, 1996

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

                          CONSOLIDATED BALANCE SHEETS


                                    ASSETS
                                                September 30,  December 31,
                                                    1996          1995
Multi-family apartment complexes,
   net of accumulated depreciation of
   $24,219,252 and $22,689,200, respectively    $ 15,967,267   $17,088,634
Cash and cash equivalents                            794,799     2,802,694
Cash restricted for capital improvements              16,236        19,066
Prepaid expenses and other assets                    637,603       653,387
Deferred expenses, net of accumulated
   amortization of $143,449 and $103,355,
   respectively                                      255,209       295,303

      Total assets                              $ 17,671,114   $20,859,084


                       LIABILITIES AND PARTNERS' DEFICIT

Mortgage notes payable                          $ 20,380,314   $20,938,160
Accounts payable                                      11,066        61,162
Due to affiliates (Note 3)                            16,295        97,840
Other liabilities                                  1,025,889       954,992

      Total liabilities                           21,433,564    22,052,154

Partners' equity (deficit) (Note 2):

   Investor Limited Partners
      (30,000 Units outstanding)                  (2,170,900)       322,527
   Original Limited Partner                       (1,295,377)    (1,245,119)
   General Partners                                 (296,173)      (270,478)

      Total Partners' deficit                     (3,762,450)    (1,193,070)

      Total liabilities and Partners'
         deficit                                $ 17,671,114   $20,859,084

                    The accompanying notes are an integral
                part of the consolidated financial statements.

             KRUPP REALTY LIMITED PARTNERSHIP-IV AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                For the Three Months     For the Nine Months
                                Ended September 30,      Ended September 30,
                                  1996        1995        1996        1995
Revenue:
   Rental                      $1,803,079  $1,726,117  $5,414,210  $5,172,739
   Other income                    18,740      43,634      97,612     123,553

      Total revenue             1,821,819   1,769,751   5,511,822   5,296,292

Expenses:
   Operating (Note 3)             589,301     512,217   1,690,157   1,397,067
   Maintenance                    202,736     177,516     519,763     452,916
   Real estate taxes              224,773     184,993     558,172     483,799
   General and adminis-
      trative (Note 3)             22,670      44,344      65,307      97,136
   Management fees (Note 3)        71,196      75,161     211,185     215,260
   Depreciation and
      amortization                534,432     528,846   1,570,146   1,568,300
   Interest                       323,022     327,293     972,356     984,878
      Total expenses            1,968,130   1,850,370   5,587,086   5,199,356

Income (loss) before minority
   interest                      (146,311)    (80,619)    (75,264)     96,936

Minority interest                     165         481      (2,234)     (1,017)

Net income (loss)              $ (146,146) $  (80,138) $  (77,498) $   95,919

Allocation of net income (loss)
   (Note 2):

   Investor Limited Partners
      (30,000 Units
      outstanding)             $ (138,839) $  (76,131) $  (73,623) $   91,123

   Per Unit of Investor Limited
      Partner Interest         $    (4.62) $    (2.54) $    (2.45) $     3.04

   Original Limited Partner    $   (5,846) $   (3,206) $   (3,100) $    3,836

   General Partners            $   (1,461) $     (801) $     (775) $      960

                    The accompanying notes are an integral
                part of the consolidated financial statements.

             KRUPP REALTY LIMITED PARTNERSHIP-IV AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  __________

                                                      For the Nine Months
                                                       Ended September 30,
                                                        1996          1995


Operating activities:
   Net income (loss)                                $   (77,498)  $    95,919
   Adjustments to reconcile net income (loss) to
      net cash provided by operating activities:
         Depreciation and amortization                1,570,146     1,568,300
         Decrease in prepaid expenses and
            other assets                                 15,784        87,105
         Increase in other liabilities                   70,897        13,035
         Increase (decrease) in accounts payable        (52,083)       29,593
         Increase (decrease) in due to affiliates       (81,545)       39,433

            Net cash provided by operating
               activities                             1,445,701     1,833,385

Investing activities:
   Decrease (increase) in cash restricted for
      capital improvements                                2,830        (1,374)
   Increase in other investments                          -          (246,429)
   Additions to fixed assets                           (408,685)     (302,435)
   Increase in accounts payable for fixed asset
      additions                                           1,987         -

            Net cash used in investing
               activities                              (403,868)     (550,238)

Financing activities:
   Principal payments on mortgage notes payable        (557,846)     (545,324)
   Distributions                                     (2,491,882)     (884,062)
   Increase in deferred expenses                          -            (1,941)

            Net cash used in financing
               activities                            (3,049,728)   (1,431,327)

Net decrease in cash and cash equivalents            (2,007,895)     (148,180)

Cash and cash equivalents, beginning of period        2,802,694     2,500,074

Cash and cash equivalents, end of period            $   794,799   $ 2,351,894

                    The accompanying notes are an integral
                part of the consolidated financial statements.

             KRUPP REALTY LIMITED PARTNERSHIP-IV AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1)  Accounting Policies

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this report. In the opinion of the General Partners of Krupp Realty Limited Partnership-IV and Subsidiaries (the "Partnership"), the disclosures contained in this report are adequate to make the information presented not misleading. See Notes to Consolidated Financial Statements included in the Partnership's Annual Report for the year ended December 31, 1995 for additional information relevant to significant accounting policies followed by the Partnership.

    The consolidated financial statements present consolidated assets, liabilities and operations of Pavillion Partners, Ltd., Westbridge Partners, Ltd., and Krupp Realty Limited Partnership-IV. Westcop Corporation has a 1% interest in the operations of Westbridge Partners, Ltd. and Pavillion Partners, Ltd. At September 30, 1996, minority interest of $26,560 is included in other liabilities.

    In the opinion of the General Partners of the Partnership, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Partnership's consolidated financial position as of September 30, 1996, its results of operations for the three and nine months ended September 30, 1996 and 1995 and its cash flows for the nine months ended September 30, 1996 and 1995. Certain prior year balances have been reclassified to conform with current year consolidated financial statement presentation.

    The results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of the results which may be expected for the full year. See Partnership Operations included in this report.

(2) Changes in Partners' Deficit

    A summary of changes in Partners' equity (deficit) for the nine months ended September 30, 1996 is as follows:

                             Investor       Original                  Total
                             Limited        Limited     General     Partners'
                             Partners       Partner     Partners     Deficit

     Balance at
       December 31, 1995    $   322,527   $(1,245,119) $(270,478) $(1,193,070)

     Net income                 (73,623)       (3,100)      (775)     (77,498)

     Distributions:
       Operations            (1,119,903)      (47,158)   (11,790)  (1,178,851)
       Capital transaction   (1,299,901)        -        (13,130)  (1,313,031)

     Balance at
       September 30, 1996   $(2,170,900)  $(1,295,377) $(296,173) $(3,762,450)

Continued

             KRUPP REALTY LIMITED PARTNERSHIP-IV AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued



(3) Related Party Transactions

    Commencing with the date of acquisition of the Partnership's properties, the Partnership entered into agreements under which property management fees are paid to an affiliate of the General Partners for services as management agent. Such agreements provide for management fees payable monthly at a rate of 5% of the gross receipts from the properties under management. The Partnership also reimburses affiliates of the General Partners for certain expenses incurred in connection with the operation of the Partnership and its properties including accounting, computer, insurance, travel, legal and payroll, and with the preparation and mailing of reports and other communications to the Limited Partners.

    Amounts accrued or paid to the General Partners or their affiliates are as follows:

                                 For the Three Months    For the Nine Months
                                  Ended September 30,    Ended September 30,
                                   1996        1995        1996       1995

       Property management
          fees                   $ 71,196    $ 75,161    $211,185  $215,260

       Expense reimbursements      64,030      43,078     189,732    99,067

       Charged to operations     $135,226    $118,239    $400,917  $314,327

    Due to affiliates consists of the following:

                                                 September 30,  December 31,
                                                     1996           1995


       Expense reimbursements                    $     16,295   $    97,840

             KRUPP REALTY LIMITED PARTNERSHIP-IV AND SUBSIDIARIES


Item 2. PARTNERSHIP OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements including those concerning Management's expectations regarding the future financial performance and future events. These forward-looking statements involve significant risk and uncertainties, including those described herein. Actual results may differ materially from those anticipated by such forward-looking statements.

Liquidity and Capital Resources

The Partnership's ability to generate cash adequate to meet its needs is dependent primarily on the operations of its remaining real estate investments. Such ability would also be impacted by the future availability of bank borrowings, and upon future refinancing and sale of the Partnership's real estate investments and the collection of any mortgage receivables which may result from such sales. These sources of liquidity will be used by the Partnership for payment of expenses related to real estate operations, capital improvements, refinancing and expenses. Cash Flow, if any, as calculated under Section 8.2(a) of the Partnership Agreement, will then be available for distribution to the Partners. Due to improvements in the operations of the properties and reduced debt service, the Partnership has been able to increase semi-annual distributions from an annual rate of $28.00 per Unit in 1995, to approximately $37.33 per Unit in 1996. In addition, the Partnership made a special distribution of $1,313,031 during the second quarter of 1996, representing a capital distribution, based on the remaining proceeds from the sale of Lakeview Tower in 1992. In accordance with Section 8.3(a) of the Partnership Agreement, the distribution was allocated 99% to the Investor Limited Partners and 1% to the General Partners.

In the third quarter of 1996, the Partnership continued capital improvements at its properties and anticipates that these improvements will continue throughout the year. These improvements consist of interior enhancements which include replacement of appliances, carpeting and vinyl flooring as well as exterior improvements consisting of painting, roof repairs, paving of parking lots and the building of perimeter walls and fences. The Partnership believes that these improvements are necessary to compete with current market conditions, produce quality rental units and absorb excess market supply at the properties' respective locations.

Cash Flow

Shown below is the calculation of Cash Flow as defined by Section 8.2(a) of the Partnership Agreement for the nine months ended September 30, 1996. The General Partners provide certain of the information below to meet requirements of the Partnership Agreement and because they believe that it is an appropriate supplemental measure of operating performance. However, Cash Flow should not be considered by the reader as a substitute to net income (loss), as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.

                                                       Rounded to $1,000

   Net loss for tax purposes                             $  (325,000)

   Items not requiring or (requiring)
      the use of operating funds:
         Tax basis depreciation and amortization           1,437,000
         Tax basis principal payments on mortgage           (178,000)
         Expenditures for capital improvements              (409,000)
         Releases from working capital reserves              654,000

   Cash Flow                                             $ 1,179,000

                                   Continued

KRUPP REALTY LIMITED PARTNERSHIP-IV AND SUBSIDIARIES


Operations

Cash Flow, before additions to working capital reserves, decreased in the first three quarters of 1996 as compared to the same period in 1995 as a result of both increased capital improvement expenditures and a decrease in net income, as the increase in expenses more than offset the increase in revenue. Rental revenue during the three and nine months ended September 30, 1996, as compared to the same periods in 1995, increased as a result of increased rental rates at the Partnership's properties instituted in 1995.

For the three and nine months ended September 30, 1996 as compared with the same period in 1995, the Partnership experienced increases in operating, maintenance and real estate tax expenses. Operating expense increased due to both higher insurance expense, attributable to prior years' insurance refunds received in 1995, and greater utility rates and consumption levels at Pavillion, Walden Pond and Fenland Field. The increase in operating expense is also due to an adjustment of 1994 reimbursable expenses recorded in 1995, relating to the operation of the Partnership and its properties. Maintenance expense increased due to external wall repairs, paving and landscaping at Indian Run, driveway, siding and stairway repairs at Walden Pond, roof repairs at Pavillion, and snow removal expenditures at Fenland Field as a result of the harsh winter weather conditions. Real estate taxes increased due to increases in the assessed values of Walden Pond, Indian Run and Pavillion.

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

DATE: November 5, 1996