Form 10-K
period 1996-12-31
KRUPP REALTY LTD PARTNERSHIP IV
filed 1997-03-31
CIK 710389

UNITED STATES
                           SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549


                                        FORM 10-K



       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

              For the fiscal year ended       December 31, 1996

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

Aggregate market value of voting securities held by non-affiliates: Not applicable.

Documents incorporated by reference:  Part IV, Item 14

The exhibit index is located on pages 10-12.

The total number of pages in this document is 30.

                                         PART I

    This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

ITEM 1.    BUSINESS

    Krupp Realty Limited Partnership-IV ("KRLP-IV") was formed on December 1, 1982 by filing a Certificate of Limited Partnership in The Commonwealth of Massachusetts. The Krupp Corporation, a Massachusetts corporation, and The Krupp Company Limited Partnership-II, a Massachusetts limited partnership, are the General Partners of KRLP-IV. KRLP-IV has also issued all of the Original Limited Partner Interests to The Krupp Company Limited Partnership-II. On January 18, 1983, KRLP-IV commenced the offering of up to 30,000 units of Investor Limited Partner Interests (the "Units"). As of March 31, 1983, KRLP-IV received subscriptions for all 30,000 Units at $1,000 per Unit and therefore, the public offering was successfully completed on that date. For details, see Note A to Consolidated Financial Statements included in Item 8 (Appendix A) of this report.
    The primary business of KRLP-IV is to acquire, operate and ultimately dispose of real estate. KRLP-IV initially acquired six multi-family apartment complexes (Copper Creek, Walden Pond (formerly Westbridge), Indian Run, Fenland Field, Pavillion and Tilbury Woods Apartments), a retail center (Lakeview Plaza) and invested in a joint venture in Lakeview Tower (the "Joint Venture") with an affiliated limited partnership. KRLP-IV considers itself to be engaged only in the industry segment of investment in real estate.

    KRLP-IV sold Lakeview Plaza and Tilbury Woods Apartments in 1990 and 1991, respectively. Additionally, KRLP-IV received a terminating capital distribution from the Joint Venture with proceeds from the sale of Lakeview Tower in 1992. In 1990, the General Partners formed three limited partnerships: Pavillion Partners, Ltd., Copper Creek Partners, Ltd. and Westbridge Partners, Ltd. At the same time, the General Partners transferred ownership of Pavillion Apartments to Pavillion Partners, Ltd., Copper Creek Apartments to Copper Creek Partners, Ltd., and Walden Pond Apartments to Westbridge Partners, Ltd. in exchange for a 99% Limited Partner Interest in the new entities. Westcop Corporation, an affiliate of KRLP-IV, contributed a total of $11,216 in exchange for a 1% General Partner Interest in the new entities. KRLP-IV, Pavillion Partners, Ltd., Copper Creek Partners, Ltd. and Westbridge Partners, Ltd., are collectively known as Krupp Realty Limited Partnership-IV and Subsidiaries (collectively referred to herein as the "Partnership"). The Partnership endeavored to renegotiate the debt on these properties, the negotiations were unsuccessful and these partnerships subsequently petitioned for relief under federal bankruptcy laws.

    Pavillion Partners, Ltd. emerged from its bankruptcy proceedings with a restructuring of its indebtedness during 1991. In 1992, the bankruptcy court approved the plans of reorganization for Copper Creek Partners, Ltd. and Westbridge Partners, Ltd. Under their respective plans of reorganization, the Court allowed the lender to foreclose on Copper Creek Apartments and the Partnership received a restructuring of Walden Pond Apartments' indebtedness. For details see Note D to Consolidated
Financial Statements included in Item 8 (Appendix A) of this report.

    The Partnership's real estate investments are subject to some seasonal fluctuations resulting from changes in utility consumption and seasonal maintenance expenditures. However, the future performance of the Partnership will depend upon factors which cannot be predicted. Such factors include general economic and real estate market conditions, both on a national basis and in those areas where the Partnership's real estate investments are located, the availability and cost of borrowed funds, real estate tax rates, operating expenses, energy costs, government regulations and federal and state income tax laws. The requirements for compliance with federal, state and local regulations to date have not had an adverse effect on the Partnership's operations, and no adverse effect therefrom is anticipated in the future.

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

    As of December 31, 1996, there were 26 full and part-time on-site personnel employed by the Partnership.

ITEM 2.    PROPERTIES

    As of December 31, 1996, the Partnership had an aggregate of 1,256 apartment units.

    A summary of the Partnership's multi-family real estate investments is presented below. Schedule III included in Item 8 (Appendix A) to this report contains additional detailed information with respect to individual properties.

                                                        Average Occupancy
                                                      For the Years Ended
                          Year of                         December 31,
Description             Acquisition Total Units  1996  1995  1994 1993    1992

Fenland Field Apartments     1983       234       98%   95%   94%   90%    91%
Columbia, Maryland

Indian Run Apartments        1983       256       96%   93%   95%   96%    95%
Abilene, Texas

Pavillion Apartments         1983       350       95%   94%   93%   90%    90%
Garland, Texas

Walden Pond Apartments       1983       416       95%   93%   97%  92%     82%
Houston, Texas
                                      1,256 Units

ITEM 3.    LEGAL PROCEEDINGS

       There are no material pending legal proceedings to which the Partnership is a party or to which any of its property is the subject.

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

    The number of Investor Limited Partners as of December 31, 1996 was approximately 2,000.

    The Partnership made the following distributions to its Partners during the years ended December 31, 1996 and 1995:

                                             Year Ended December 31,
                                            1996                  1995
                                  Amount    Per Unit       Amount    Per Unit
Limited Partners:

  Investor Limited Partners
    (30,000 Units
    outstanding)               $2,419,804     $80.66       $839,859      $28.00

  Original Limited Partner         47,158                    35,362

General Partners                   24,920                     8,841

                               $2,491,882                  $884,062

    The Partnership did not make any distributions during 1993. Due to improvements in the operations of the properties and the availability of cash flow, the General Partners reinstated distributions in August, 1994, at a rate of $4.67 per Unit. In 1995 and 1996, the annual distribution rates were increased to $28.00 and $37.33 per Unit, respectively. These semiannual distributions are expected to continue in 1997 at an annualized rate of $37.33 per Unit. Additionally, the Partnership made special distributions to the General Partners and Investor Limited Partners during the fourth quarter of 1992 and the second quarter of 1996 with the funds received from the sale of Lakeview Tower Apartments in 1992. Pursuant to the Partnership Agreement, distributions from capital transactions, such as the sale of Lakeview Tower, are allocated 99% to Investor Limited Partners and 1% to the General Partners. For details, see Note E to Consolidated Financial Statements included in
Item 8 (Appendix A) of this report.

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

                      1996        1995       1994         1993          1992


Total revenue     $7,307,643   $7,108,711  $6,810,441  $6,228,685  $6,203,999

Loss before gain
   on sale of
   property and
   extraordinary
   item            (156,880)     (21,628)  (488,936)  (1,468,566)  (1,935,963)

Gain on sale of
   property               -         -           -           -        3,875,915


Extraordinary
 item                   -            -         -            -        2,875,665

Net income
 (loss)            (156,880)     (21,628)    (488,936)  (1,468,566)  4,815,617

Net income (loss)
   allocated to:

   Investor Limited
       Partners
       Income(loss)
       before
       extra-
       ordinary
       items       (149,036)     (20,547)    (464,489)  (1,395,137)  1,997,991
       Per Unit       (4.97)        (.68)      (15.48)      (46.50)     66.60
       Extraordinary
           items         -           -           -            -     2,820,848
           Per Unit         -        -           -            -         94.03
       Net income
           (loss)       (149,036)    (20,547) (464,489) (1,395,137)  4,818,839
           Per Unit        (4.97)       (.68)   (15.48)     (46.50)     160.63

   Original Limited
       Partner
       Loss before
       extraordinary
       items              (6,275)       (865)   (19,558)  (58,743)    (77,438)
       Extraordinary
           items             -             -        -         -       26,060
       Net loss           (6,275)       (865)   (19,558)  (58,743)   (51,378)

   General Partners
       Income (loss)
       before
       extraordinary
       items              (1,569)       (216)    (4,889)  (14,686)    19,399
       Extraordinary
       items              -               -        -          -       28,757
       Net income
       (loss)             (1,569)       (216) (4,889)     (14,686)     48,156
Total assets at
   December 31     $17,605,712  $20,887,877 $22,305,143 $24,218,655 $26,040,373

 Long-term
   obligations at
   December 31        19,429,196    20,193,607 20,939,499 22,180,186 22,799,284

 Distributions to:

 Investor Limited
   Partners          2,419,804       839,859      140,003       -     2,000,000
       Per Unit          80.66        28.00         4.67        -        66.67

 Original Limited
   Partner              47,158       35,362       5,895         -         -

 General
   Partners             24,920        8,841       1,474          -     20,202

Operating results for 1992 are not comparable to 1993 through 1996 because Lakeview Tower was sold on August 28, 1992, Copper Creek was foreclosed upon on March 3, 1992 and Walden Pond's debt was restructured February 28, 1992.

Prior performance of the Partnership is not necessarily indicative of future operations.

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

Liquidity and Capital Resources

The Partnership's ability to generate cash adequate to meet its needs is dependent primarily upon the operations of its remaining real estate investments. Such ability would also be impacted by the future availability of bank borrowings, and upon the future refinancing and sale of the Partnership's real estate investments. These sources of liquidity will be used by the Partnership for payment of expenses related to real estate operations, capital improvements, debt service and other expenses. Cash Flow, if any, as calculated under Section 8.2(a) of the Partnership Agreement, will then be available for distribution to the partners.

    The Partnership refinanced Pavillion Apartments and Indian Run Apartments at lower interest rates during 1994. As a result of the lower rates, the reduced mortgage payments have provided additional liquidity to the Partnership. This additional liquidity was used by the Partnership to partially fund approximately $531,000 of capital improvements at the properties in 1996 for appliances, carpeting, paving and other exterior building improvements. The Partnership expects to spend approximately $1,492,000 for capital improvements in 1997. These improvements consist of internal and external enhancements which include the replacement of appliances, carpeting and vinyl flooring at various properties as well as extensive painting of the building exteriors at Walden Pond Apartments.

    Due to improvements in the operations of the properties and reduced debt service, the Partnership had sufficient cash flow in 1994 to reinstate distributions at a rate of $4.67 per Unit. The distribution rate was increased to $28.00 per Unit in 1995 and to $37.33 per Unit in 1996. In addition, the Partnership made a special distribution of $1,313,031 during the second quarter of 1996 based on the remaining proceeds from the sale of Lakeview Tower in 1992. Distributions of net cash proceeds from a capital transaction made by the Partnership are allocated in accordance with the Partnership Agreement (as described in Note E to the consolidated financial statements included in Item 8 (Appendix A) of this report).

Cash Flow

    Shown below is a calculation of Cash Flow, as defined by Section 8.2(a) of the Partnership Agreement, for the year ended December 31, 1996. The General Partners provide certain of the information below to meet requirements of the Partnership Agreement and because they believe that it is an appropriate supplemental measure of operating performance. However, Cash Flow should not be considered by the reader as a substitute to net income (loss), as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.

                                                          Rounded to $1,000

    Net loss for tax purposes                                $ (504,000)

    Items not requiring (requiring)
     the use of operating funds:
       Tax basis depreciation and amortization                1,949,000
       Tax basis principal payments on mortgage                (240,000)
       Expenditures for capital improvements                   (531,000)
       Releases from working capital reserves                   505,000

Cash Flow                                                    $1,179,000

Operations

1996 compared to 1995

Cash Flow, before amounts released from working capital reserves, decreased as a result of both increased capital improvement expenditures and a decrease in net income in 1996, as an increase in expenses more than offset an increase in revenue. Increased rental rates at the Partnership's properties were instituted at the end of 1995 and the beginning of 1996. This increase, as well as overall increased average occupancy rates, have resulted in the increase in rental revenue in 1996 when compared to 1995. Other income decreased due to lower interest income earned on short-term investments as average cash balances decreased when compared to 1995.

Total expenses, including operating, maintenance and real estate taxes, have increased in 1996 as compared to 1995. The rise in operating expense is attributable to increases in payroll, utility, advertising and leasing expenses. Payroll was affected by a worker's compensation insurance refund received by the Partnership's properties in 1995. Additionally, severe weather contributed to the rise in operating expense as utility expense increased with higher consumption levels. The additional consumption is also a direct result of increased occupancy at Pavillion, Walden Pond and Fenland Field as the Partnership's advertising and leasing efforts were successful in 1996. Maintenance expense increased due to external wall repairs at Indian Run, paving, landscaping and stairway repairs at both Indian Run and Walden Pond, and snow removal expenditures at Fenland Field. Real estate taxes increased due to increases in the assessed values of Indian Run and Pavillion. General and administrative expense decreased as a result of costs incurred in 1995 associated with obtaining appraisals of the Partnership's properties.

1995 compared to 1994

Cash Flow, before additions to working capital reserves, increased due to a 4% increase in rental revenues and a decrease in interest expense of $168,000 as a result of the 1994 refinancings of Pavillion and Indian Run. The refinancings of Pavillion and Indian Run have provided additional liquidity to the Partnership which assisted the funding of additional capital improvements in 1995 and allowed the Partnership to command higher rental rates in the properties' prospective markets.

Other income increased due to an increase in interest income on cash and cash equivalents as a result of higher average cash balances.

The Partnership realized a reduction in operating expense due to management's efforts to reduce reimbursable costs and a decrease in payroll as a result of a worker's compensation insurance refund received by the Partnership's properties in 1995. Real estate tax expense increased due to an increase in the assessed value of Walden Pond.

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

                                                   Position with
           Name and Age                        The Krupp Corporation

           Douglas Krupp (50)                  Co-Chairman of the Board

           George Krupp (52)                   Co-Chairman of the Board

           Laurence Gerber (40)                President

           Robert A. Barrows (39)              Treasurer

    Douglas Krupp is Co-Chairman and Co-Founder of The Berkshire Group. Established in 1969 as the Krupp Companies, this real estate-based firm expanded over the years within its areas of expertise including investment program sponsorship, property and asset management, mortgage banking, healthcare facility ownership and the management of the Company. Today, The Berkshire Group is an integrated real estate, mortgage and healthcare company which is headquartered in Boston with regional offices throughout the country. A staff of approximately 3,400 are responsible for the more than $4 billion under management for institutional and individual clients. Mr. Krupp is a graduate of Bryant College. In 1989 he received an honorary Doctor of Science in Business Administration from this institution and was elected trustee in 1990. Mr. Krupp is Chairman of the Board and a Director of both Berkshire Realty Company, Inc. (NYSE-BRI) and Harborside Healthcare (NYSE-HBR). George Krupp is Douglas Krupp's brother.

    George Krupp is the Co-Chairman and Co-Founder of The Berkshire Group. Established in 1969 as the Krupp Companies, this real estate-based firm expanded over the years within its areas of expertise including investment program sponsorship, property and asset management, mortgage banking and healthcare facility ownership. Today, The Berkshire Group is an integrated real estate, mortgage and healthcare company which is headquartered in Boston with regional offices throughout the country. A staff of approximately 3,400 are responsible for more than $4 billion under management for institutional and individual clients. Mr. Krupp attended the University of Pennsylvania and Harvard University. Mr. Krupp also serves as Chairman of the Board and Trustee of Krupp Government Income Trust and as Chairman of the Board and Trustee of Krupp Government Income Trust II.

    Laurence Gerber is the President and Chief Executive Officer of The Berkshire Group. Prior to becoming President and Chief Executive Officer in 1991, Mr. Gerber held various positions with The Berkshire Group which included overall responsibility at various times for: strategic planning and product development, real estate acquisitions, corporate finance, mortgage banking, syndication and marketing. Before joining The Berkshire Group in 1984, he was a management consultant with Bain & Company, a national consulting firm headquartered in Boston. Prior to that, he was a senior tax accountant with Arthur Andersen & Co., an international accounting and consulting firm. Mr. Gerber has a B.S. degree in Economics from the University of Pennsylvania, Wharton School and an M.B.A. degree with high distinction from Harvard Business School. He is a Certified Public Accountant. Mr. Gerber also serves as Director of Berkshire Realty Company, Inc. (NYSE-BRI) and Harborside Healthcare Corporation (NYSE-HBR) as well as President and Trustee of Krupp Government Income Trust and President and Trustee of Krupp Government Income Trust II.

    Robert A. Barrows is the Senior Vice President and Chief Financial Officer of The Berkshire Group. Mr. Barrows has held several positions within The Berkshire Group since joining the company in 1983 and is currently responsible for accounting and financial reporting, treasury, tax, payroll and office administrative activities. Prior to joining The Berkshire Group, he was an audit supervisor for Coopers & Lybrand L.L.P. in Boston. He received a B.S. degree from Boston College and is a Certified Public Accountant.

ITEM 11.   EXECUTIVE COMPENSATION

    The Partnership has no directors or executive officers.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    As of December 31, 1996, beneficial owners of record owning more than 5% of the Partnerships 30,000 outstanding Units are as follows:

     Title              Name and Address            Amount and Nature  Percent
      of                       of                            of            of
     Class              Beneficial Owner           Beneficial Ownership  Class

   Investor             Mark S. Thompson               1,694.5 Units     5.65%
   Limited            c/o Equity Resources
    Partner                Group, Inc.
     Units              14 Story Street
                      Cambridge, MA 02138

    The only interests held by management or its affiliates consist of its General Partner and Original Limited Partner Interests.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The Partnership does not have any directors, executive officers or nominees for election as director.

                                           PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a)    1.  Consolidated Financial Statements - see Index to Consolidated
               Financial Statements and Schedule included under Item 8 (Appendix A), on page F-2 of this Report.

       2. Consolidated Financial Statement Schedule - see Index to Consolidated Financial Statements and Schedule included under Item 8 (Appendix A), on page F-2 of this Report. All other schedules are omitted as they are not applicable or not required or the information is provided in the Consolidated Financial Statements or the Notes thereto.

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

(10.14) Renewal Multifamily Note dated February 28, 1992 between Westbridge Partners, Ltd. and University Mortgage Acquisition Corp. [Exhibit 10.15 to Registrant's Annual Report on Form 10-K dated December 31, 1993 (File No. 0-11987)].*

(10.15) Renewal Multifamily Deed of Trust, Assignment of Rents and Security Agreement dated February 28, 1992 by Westbridge Partners, Ltd. and John M. Walker, Jr., as Trustee, and University Mortgage Acquisition Corp. [Exhibit 10.16 to Registrant's Annual Report on Form 10-K dated December 31, 1993 (File No. 0-11987)].*

Pavillion Apartments
(10.16) Management Agreement dated June 2, 1983 between Krupp Realty Limited Partnership-IV, as Owner, and Krupp Asset Management Company, now known as Berkshire Property Management ("BPM"), as Agent [Exhibit 10.25 to Registrant's Annual Report on Form 10-K dated December 31, 1983 (File No. 2-80650)].*
(10.17) Certificate of Limited Partnership of Pavillion Partners, Ltd., executed March 1, 1990. [Exhibit 19.1 to Registrant's Report on Form 10-Q dated June 30, 1990 (File No. 0-11987)].*
(10.18) Pavillion Partners, Ltd. Agreement of Limited Partnership executed March 1, 1990. [Exhibit 19.2 to Registrant's Report on Form 10-Q dated June 30, 1990 (File No. 0-11987)].*

(10.19) Bill of Sale Agreement between Krupp Realty Limited Partnership-IV and Pavillion Partners, Ltd., executed March 1, 1990. [Exhibit
           19.3 to Registrant's Report on Form 10-Q dated June 30, 1990 (File No. 0-11987)].*

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

(10.24) Deed of Trust and Security Agreement dated April 13, 1994 between Pavillion Partners, Ltd. and Sunlife Insurance Company of America. [Exhibit 10.2 to Registrant's Report on Form 10-Q dated June 30, 1994 (File No. 0-11987)].*

           * Incorporated by reference.

c)         Reports on Form 8-K
           During the last quarter of the year ended December 31, 1996 the
           Partnership   did not file any reports on Form 8-K.

                                        SIGNATURES


           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of March, 1997.

                                     KRUPP REALTY LIMITED PARTNERSHIP-IV

                               By:   The Krupp Corporation, a General Partner
                               By:   /s/ Douglas Krupp
                                     Douglas Krupp, Co-Chairman
                                     (Principal Executive Officer)
                                      and Director of The Krupp Corporation

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 27th day of March, 1997.

Signatures                           Titles


/s/ Douglas Krupp        Co-Chairman (Principal Executive
Douglas Krupp            Officer) and Director of The Krupp
                         Corporation, a General Partner.



/s/ George Krupp         Co-Chairman (Principal Executive
George Krupp             Officer) and Director of The Krupp
                         Corporation, a General Partner.



/s/ Laurence Gerber      President of The Krupp Corporation,
Laurence Gerber          a General Partner.

/s/Robert A. Barrows     Treasurer of the Krupp Corporation,
Robert A. Barrows        a General Partner.

                                        APPENDIX A
                   KRUPP REALTY LIMITED PARTNERSHIP-IV AND SUBSIDIARIES



                      CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE
                                    ITEM 8 OF FORM 10-K

                  ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
                           For the Year Ended December 31, 1996

                   KRUPP REALTY LIMITED PARTNERSHIP-IV AND SUBSIDIARIES

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE




Report of Independent Accountants                                          F-3


Consolidated Balance Sheets at December 31, 1996 and
December 31, 1995                                                          F-4


Consolidated Statements of Operations For the Years Ended
December 31, 1996, 1995 and 1994                                           F-5


Consolidated Statements of Changes in Partners' Equity (Deficit)
For the Years Ended December 31, 1996, 1995 and 1994                       F-6


Consolidated Statements of Cash Flows For the Years Ended
December 31, 1996, 1995 and 1994                                           F-7


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

 In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Krupp Realty Limited Partnership-IV and Subsidiaries as of December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.




Boston, Massachusetts               COOPERS & LYBRAND L.L.P.
January 31, 1997

                      KRUPP REALTY LIMITED PARTNERSHIP-IV AND SUBSIDIARIES

                                   CONSOLIDATED BALANCE SHEETS
                                   December 31, 1996 and 1995

                                             ASSETS

                                                    1996              1995

Multi-family apartment complexes,
   net of accumulated depreciation of
   $24,742,332 and $22,689,200,
   respectively (Note D)                          $15,566,325       $17,088,634
Cash and cash equivalents (Note C)                    956,012         2,802,694
Replacement reserve escrow                             31,951            19,066
Prepaid expenses and other assets                     809,579           682,180
Deferred expenses, net of accumulated
   amortization of $156,813 and $103,355,
   respectively (Note F)                               241,845           295,303

      Total assets                                 $17,605,712       $20,887,877

                           LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
   Mortgage notes payable (Note D)                 $20,192,138       $20,938,160
   Accounts payable                                     16,938            61,162
   Due to affiliates (Note F)                           32,392            97,840
   Other liabilities                                 1,206,076           983,785

       Total liabilities                            21,447,544        22,080,947

Partners' equity (deficit) (Note E):
   Investor Limited Partners
       (30,000 Units outstanding)                  (2,246,313)         322,527
   Original Limited Partner                        (1,298,552)       (1,245,119)
   General Partners                                  (296,967)         (270,478)

       Total Partners' deficit                     (3,841,832)       (1,193,070)

       Total liabilities and Partners' deficit     $17,605,712       $20,887,877

                           The accompanying notes are an integral
                       part of the consolidated financial statements.

                    KRUPP REALTY LIMITED PARTNERSHIP-IV AND SUBSIDIARIES

                            CONSOLIDATED STATEMENTS OF OPERATIONS
                    For the Years Ended December 31, 1996, 1995 and 1994

[CAPTION]


                                     1996              1995             1994
Revenue:
   Rental                       $ 7,195,526       $ 6,939,316      $ 6,685,659
   Other income (Note C)            112,117           169,395          124,782

      Total revenue               7,307,643         7,108,711        6,810,441

Expenses:
   Operating (Note F)             2,204,240         2,011,396        2,148,096
   Maintenance                      722,959           630,222          637,806
   Real estate taxes                743,584           630,957          535,665
   General and administrative
    (Note F)                        120,653           166,730          117,709
   Management fees (Note F)         269,428           272,061          250,025
   Depreciation and amortization  2,106,590         2,106,589        2,131,973
   Interest (Note D)              1,294,247         1,311,140        1,479,559

     Total expenses               7,461,701         7,129,095        7,300,833

Loss before minority interest     (154,058)          (20,384)        (490,392)

Minority interest                   (2,822)           (1,244)           1,456

Net loss (Note G)              $  (156,880)      $   (21,628)     $  (488,936)

Allocation of net loss (Note E):

   Investor Limited Partners
    (30,000 Units outstanding) $  (149,036)      $   (20,547)     $  (464,489)

   Per Unit of Investor Limited
       Partner Interest        $     (4.97)      $      (.68)     $    (15.48)

   Original Limited Partner    $    (6,275)      $      (865)     $   (19,558)

   General Partners            $    (1,569)      $      (216)     $    (4,889)

The accompanying notes are an integral
part of the consolidated financial statements.

                    KRUPP REALTY LIMITED PARTNERSHIP-IV AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
                    For the Years Ended December 31, 1996, 1995 and 1994

                                                                       Total
                   Investor         Original                         Partners'
                     Limited        Limited         General            Equity
                    Partners        Partner         Partners          (Deficit)

Balance at
 December 31, 1993  $ 1,787,421  $(1,183,439)   $  (255,058)      $   348,928

Distributions         (140,003)       (5,895)        (1,474)         (147,372)

Net loss              (464,489)      (19,558)        (4,889)         (488,936)

Balance at
  December 31, 1994   1,182,933   (1,208,892)      (261,421)         (287,380)

Distributions         (839,859)      (35,362)        (8,841)         (884,062)

Net loss               (20,547)         (865)         (216)          (21,628)

Balance at
 December 31, 1995      322,527   (1,245,119)       (270,478)       (1,193,070)

Distributions
  (Note E)           (2,419,804)     (47,158)        (24,920)       (2,491,882)

Net loss (Note E)     (149,036)       (6,275)         (1,569)         (156,880)

Balance at
  December 31, 1996  $(2,246,313) $(1,298,552)   $  (296,967)     $(3,841,832)

    The per Unit distributions for the years ended December 31, 1996, 1995 and 1994 were $80.66, $28.00 and $4.67, respectively.


                           The accompanying notes are an integral
                       part of the consolidated financial statements.

                    KRUPP REALTY LIMITED PARTNERSHIP-IV AND SUBSIDIARIES

                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                    For the Years Ended December 31, 1996, 1995 and 1994

                                      1996           1995               1994
Operating activities:
   Net loss                       $   (156,880)     $   (21,628)    $  (488,936)
       Adjustment to reconcile net
        loss to net cash provided by
        operating activities:

   Depreciation and
    amortization                      2,106,590        2,106,589     2,131,973
   Decrease (increase) in
     prepaid expenses and
     other assets                     (127,399)          71,364         119,281
   Increase in other liabilities       222,291           43,640          50,689
       Increase (decrease) in
       accounts payable               (50,513)          55,353        (104,617)
       Increase (decrease) in due
        to affiliates                 (65,448)          88,523           9,318

           Net cash provided by
           operating activities      1,928,641       2,343,841      1,717,708

Investing activities:
   Additions to fixed assets         (530,823)        (427,362)      (399,171)
   Decrease (increase) in replacement
       reserve escrow                 (12,885)           1,274       128,634
   Increase in accounts payable related
       to fixed asset additions         6,289            -           -

           Net cash used in investing
              activities            (537,419)        (426,088)     (270,537)

Financing activities:
   Proceeds from mortgage
     notes payable                    -                -           9,747,000
   Repayment of mortgage
      notes payable                   -                -         (10,273,840)
   Principal payments on mortgage
       notes payable                (746,022)       (729,129)       (704,299)
   Increase in deferred expenses         -            (1,942)       (287,487)
   Distributions                  (2,491,882)      (884,062)       (147,372)

       Net cash used in financing
           activities             (3,237,904)     (1,615,133)    (1,665,998)

Net increase (decrease) in cash
   and cash equivalents          (1,846,682)         302,620      (218,827)

Cash and cash equivalents,
   beginning of year              2,802,694       2,500,074     2,718,901

Cash and cash equivalents,
   end of year                $    956,012     $ 2,802,694   $ 2,500,074


                           The accompanying notes are an integral
                       part of the consolidated financial statements.
                    KRUPP REALTY LIMITED PARTNERSHIP-IV AND SUBSIDIARIES
                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

    KRLP-IV issued all of the General Partner Interests to The Krupp Corporation, a Massachusetts corporation, and The Krupp Company Limited Partnership-II, a Massachusetts limited partnership, in exchange for capital contributions aggregating $1,000. Except under certain limited circumstances upon termination of KRLP-IV, the General Partners are not required to make any additional capital contributions. KRLP-IV also issued all of the Original Limited Partner Interests to The Krupp Company Limited Partnership-II in exchange for a capital contribution of $4,000. The Original Limited Partner is not required to make any additional capital contributions to KRLP-IV. On January 18, 1983, KRLP-IV commenced the offering of up to 30,000 Units of Investor Limited Partner Interests (the "Units"). As of March 31, 1983, KRLP-IV received subscriptions for all 30,000 Units at $1,000 per Unit and therefore, the public offering was successfully completed on that date.

    In 1990, the General Partners on behalf of KRLP-IV formed three limited partnerships: Pavillion Partners, Ltd., Copper Creek Partners, Ltd. and Westbridge Partners, Ltd. At the same time, the General Partners transferred ownership of Pavillion Apartments to Pavillion Partners, Ltd., Copper Creek Apartments to Copper Creek Partners, Ltd., and Walden Pond Apartments to Westbridge Partners, Ltd. in exchange for KRLP-IV's 99% Limited Partner Interest in the new entities. Westcop Corporation contributed a total of $11,216 in cash to the entities and is the General Partner in each, with a 1% interest. On March 3, 1992, Copper Creek was foreclosed upon by the holder of the first and second mortgage notes pursuant to an agreement approved by the Bankruptcy Court.

    KRLP-IV, Pavillion Partners, Ltd., and Westbridge Partners, Ltd. are collectively known as Krupp Realty Limited Partnership-IV and Subsidiaries (collectively the "Partnership").

    As of December 31, 1996, the Partnership owns four multi-family apartment complexes.

B.  Significant Accounting Policies

    The Partnership uses the following accounting policies for financial reporting purposes, which may differ in certain respects from those used for federal income tax purposes (see Note G).

       Basis of Presentation

       The consolidated financial statements present the consolidated assets, liabilities and operations of Pavillion Partners, Ltd., Westbridge Partners, Ltd. and KRLP-IV (see Note A). All intercompany balances and transactions have been eliminated. At December 31, 1996 and 1995, a minority interest of $25,971 and $28,793, respectively, is included in prepaid and other assets.

       Risks and Uncertainties

       The Partnership invests its cash primarily in deposits and money market funds with commercial banks. The Partnership has not experienced any losses to date on its invested cash.

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, contingent assets and liabilities and revenues and expenses during the reporting period. Actual results could differ from those estimates.

       Cash and Cash Equivalents

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

       Depreciation

       Depreciation is provided for by the use of the straight-line method over estimated useful lives of the related asset, as follows:

              Buildings and improvements           3 to 25 years
              Appliances, carpeting and equipment  3 to 5 years

       Deferred Expenses

       The Partnership amortizes the costs incurred in connection with the organization of its subsidiaries over a 5-year period using the straight-line method.

       The Partnership amortizes the costs incurred to obtain the financing of Partnership's properties over the term of the related mortgage note, using the straight-line method.

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

C.  Cash and Cash Equivalents

    Cash and cash equivalents consist of the following:

                                            December 31,      December 31,
                                                1996              1995

Cash and money market accounts              $    458,337      $    818,058
Commercial paper                                 497,675         1,984,636
                                            $    956,012      $  2,802,694

At December 31, 1996, commercial paper represents an investment which matures on January 15, 1997 and has an effective yield of 5.58% per annum.

D.  Mortgage Notes Payable

    The properties owned by the Partnership are pledged as collateral for the respective non-recourse mortgage notes payable outstanding at December 31, 1996 and 1995. Mortgage notes payable consist of the following:

                           Principal               Annual Interest
Property              1996            1995            Rate      Maturity Date

 Fenland Field
   Apartments    $ 4,259,525     $ 4,366,104            9.25%      June 1, 2000

Indian Run
  Apartments      2,682,342       2,713,836            9.51%     October 1, 2004

Walden Pond
  Apartments      6,381,404       6,936,368       see below    February 28, 1999

Pavillion
 Apartments      6,868,867       6,921,852            9.25%      May 1, 2001

   Total         $20,192,138     $20,938,160

       Fenland Field Apartments

       The non-recourse mortgage note is payable, based on a 20-year amortization, in equal monthly installments of principal and interest of $42,167. At maturity, all unpaid principal ($3,824,206) and any accrued and unpaid interest is due. The note may not be prepaid prior to June 1, 1998 and thereafter, may be prepaid subject to certain prepayment premiums. The mortgage note is collateralized by the property.

       Since the mortgage note cannot be prepaid prior to June 1, 1998, the fair market value cannot be determined.

       Indian Run Apartments

       Effective October 26, 1994, the Partnership refinanced Indian Run's first mortgage note in the amount of $2,747,000. The mortgage note is payable, based on a 25-year amortization, in equal monthly installments of principal and interest of $24,021. At maturity, all unpaid principal ($2,298,949) and any accrued and unpaid interest is due. The note may be prepaid at any time, subject to certain prepayment premiums.

       Based on the borrowing rates currently available to the Partnership for bank loans with similar terms and average maturities, the fair value of long-term debt is approximately $3,200,000 and 3,300,000 for the years ended December 31, 1996 and 1995, respectively.

    Walden Pond Apartments

           On February 28, 1992, the prior wrap-around mortgage note was modified in bankruptcy court. The modified principal balance of $5,500,000, which has a stated rate of 9.5%, is being amortized over a 30-year period and requires monthly payments of $46,247.
           For financial reporting purposes, generally accepted accounting principles required the Partnership to increase the outstanding principal balance of the mortgage to the sum of the future cash flow payments required under the terms of the mortgage, including a final payment on February 28, 1999 of approximately $5,200,000.
           All cash payments made subsequent to the restructure are recorded as a reduction of the principal balance with no interest expense recognized by the Partnership.

           Since the mortgage note cannot be prepaid prior to March 1, 1997, the fair market value cannot be determined.

       Pavillion Apartments

       Effective April 13, 1994, the Partnership refinanced Pavillion's first mortgage note in the amount of $7,000,000. The Partnership paid a $76,188 prepayment penalty to the previous mortgage holder. The mortgage note is payable, based on a 30-year amortization, in equal monthly installments of principal and interest of $57,587. At maturity, all unpaid principal ($6,580,326) and any accrued and unpaid interest is due. The note may not be prepaid until October 13, 1997 and thereafter, may be prepaid subject to certain prepayment premiums.

       Since the mortgage note cannot be prepaid until October 13, 1997, the fair market value cannot be determined.

    The aggregate scheduled principal amounts of long-term borrowings due
    during   the five years ending December 31, 2001 are $762,942, $783,115,
    $5,521,757, $4,007,863 and 6,657,438, respectively.

    The Partnership paid interest of $1,294,247, $1,311,140 and $1,376,867 during the years ended December 31, 1996, 1995 and 1994, respectively.

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

    In accordance with the Partnership Agreement, distributions are generally made on the same basis as the allocations of profits and losses described above. Upon the occurrence of a capital transaction, as defined in the Partnership Agreement, proceeds will be applied to the payment of all debts and liabilities of the Partnership then due and then fund any reserves for contingent liabilities. Remaining net cash proceeds will then be distributed 99% to the Invested Limited Partners until they have received a return of their total invested capital and 1% to the General Partners, thereafter net cash proceeds will be distributed in accordance with the Partnership Agreement.

    As of December 31, 1996, the following cumulative partner contributions and allocations have been made since inception of KRLP-IV:

                         Investor          Original
                         Limited           Limited    General
                        Partners           Partner   Partners         Total

Capital contributions  $ 30,000,000   $     4,000    $   1,000     $ 30,005,000
Syndication costs        (4,050,000)            -         -         (4,050,000)
Cash distributions:
 Operations              (6,014,213)      (253,235)   (63,306)      (6,330,754)
    Capital
    transactions        (3,299,900)            -      (33,333)     (3,333,233)
  Income (loss):
         Operations    (28,159,784)     (1,347,239)  (298,051)    (29,805,074)
         Capital
         transactions    9,277,584         297,922     96,723        9,672,229
                       (2,246,313)     $(1,298,552) $(296,967)    $(3,841,832)

F.  Related Party Transactions

    Commencing with the date of acquisition of the Partnership's properties, the Partnership entered into agreements under which property management fees are paid to an affiliate of the General Partners for services as management agent. Such agreements provide for management fees payable monthly at a rate of 5% of the gross receipts from residential properties under management. The Partnership also reimburses affiliates of the General Partners for certain expenses incurred in the operation of the Partnership and its properties including accounting, computer, insurance, travel, legal, payroll; and with the preparation and mailing of reports and other communications to the Limited Partners.

    Amounts paid to the General Partners or their affiliates for the years ended December 31, 1996, 1995 and 1994 were as follows:

                                      1996       1995           1994


  Property management fees          $269,428      $272,061     $250,025
  Expense reimbursements             256,144       225,694      351,249
    Charged to operations           $525,572      $497,755     $601,274


 In addition to the amounts above, the following amounts relating to refinancing and disposition activities were paid to the General Partners or their affiliates:

                                         1996            1995          1994

    Cost reimbursements                $   -           $  1,942      $ 22,050

    Due to affiliates consists of the following:

                                          December 31,     December 31,
                                              1996             1995

Expense reimbursements                    $     32,392     $    97,840

G.  Federal Income Taxes

    For federal income tax purposes, the Partnership is depreciating property using the Accelerated Cost Recovery System ("ACRS") and the Modified Accelerated Cost Recovery System ("MACRS") depending on which is applicable.

    The reconciliation of the net loss for each year reported in the accompanying Consolidated Statement of Operations with the net loss reported in the Partnership's federal income tax return for the years ended December 31, 1996, 1995 and 1994 is as follows:

                                         1996           1995          1994

 Net loss per Consolidated
 Statement of Operations              $(156,880)     $ (21,628)    $(488,936)
  Add:   Difference in book to tax
          depreciation for Fenland
          Field and Indian Run           90,299         90,581        73,092

          Difference in Partnership's
              share of Pavillion Partners
              net loss for tax purposes   31,598         37,923        35,153

           Difference in Partnership's
              share of Westbridge Partners
              net income for tax purposes   (468,815)  (448,394)    (448,610)

    Net loss for federal income
       tax purposes                     $(503,798)     $(341,518)    $(829,301)

    The allocation of the net loss for federal income tax purposes for 1996 is as follows:

                                  Portfolio     Passive
                                 Income         Loss              Total

    Investor Limited
    Partners                    $ 106,394      $(585,002)       $(478,608)

    Original Limited
       Partner                      4,480        (24,632)         (20,152)

       General Partners             1,120         (6,158)          (5,038)
                                $ 111,994      $(615,792)       $(503,798)

    During the years ended December 31, 1996, 1995 and 1994 the per Unit net loss to the Investor Limited Partners for federal income tax purposes was $15.95, $10.81 and $26.26, respectively.

    The basis of the Partnership's assets for financial reporting purposes exceeded its tax basis by approximately $8,151,000 and $8,306,000 at December 31, 1996 and 1995, respectively. The tax and book basis of the Partnership's liabilities are the same.

                  KRUPP REALTY LIMITED PARTNERSHIP-IV AND SUBSIDIARIES

                 SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                    December 31, 1996



                                                          Costs
                                                        Capitalized
                                                        Subsequent to
                         Initial cost to Partnersip     Acquisition       Depre-
                                        Buildings/           Buildings/   ciable
Description    Encumbrances     Land    Improvements    Land Improvment    Life

Fenland Field
Apartments
Columbia, MD  $ 4,259,525 $  365,262  $ 4,852,767  $  407  $2,128,784    3 to
                                                                         25
                                                                         Years
Indian Run Apts.
Abilene, TX     2,682,342    503,574    6,690,341     902    693,695    3 to
                                                                         25
                                                                        Years

Walden Pond Apts.
Houston, TX (a)  5,297,562  906,253   12,040,211    1,211  1,246,409   3 to
                                                                        25
                                                                        Years

Pavillion Apts.
Garland, TX     6,868,867   680,621    9,042,535     1,199  1,154,480  3 to
                                                                        25
                                                                        Years

Total        $19,108,296  $2,455,710  $32,625,860  $3,719   $5,223,368


                  Gross amounts carried at
                   End of Year                                       Year
                                                                    Constr-
                              Buildings                             ruction Yr
                                 and                    Accumulated Compl- Acq-
Description          Land     improvement   total       Depreication eted uired

Fenland Field
Apartments
Columbia, MD     $  365,669  $ 6,981,551  $  7,347,220  $ 4,718,211 1970  1983

Indian Run Apts.
Abilene, TX         504,476    7,384,036     7,888,512    4,812,886 1982  1983

Walden Pond Apts.
Houston, TX         907,464   13,286,626    14,194,090    8,653,180 1982  1983

Pavillion Apts.
Garland, TX         681,820   10,197,015    10,878,835    6,558,055 1983  1983

  Total          $2,459,429  $37,849,228  $ 40,308,657 $ 24,742,332

(a) The mortgage note payable balance per the Consolidated Balance Sheets includes all interest payable through maturity (see Note D).

                      KRUPP REALTY LIMITED PARTNERSHIP-IV AND SUBSIDIARIES

                                December 31, 1996



   Reconciliation of Real Estate and Accumulated Depreciation for each of the three years in the period ended December 31, 1996:

                                 1996              1995             1994
 Real Estate

 Balance at beginning
    of year                  $ 39,777,834      $ 39,350,472     $ 38,951,301

  Acquisition
    and improvements              530,823           427,362          399,171

 Balance at end of year        $ 40,308,657      $ 39,777,834     $ 39,350,472


                                  1996              1995            1994
 Accumulated Depreciation

 Balance at beginning
      of year                  $ 22,689,200      $ 20,636,291     $ 18,613,263

 Depreciation expense             2,053,132         2,052,909        2,023,028

 Balance at end of year        $ 24,742,332      $ 22,689,200     $ 20,636,291

    The Partnership uses the cost basis for property valuation for both income tax and financial statement purposes. The aggregate cost of the Partnership's real estate for federal income tax purposes at December 31, 1996 is $40,308,657 and the aggregate accumulated depreciation for federal income tax purposes is $32,892,839.