Form 10-Q
period 1997-03-31
KRUPP REALTY LTD PARTNERSHIP IV
filed 1997-05-14
CIK 710389

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 1997

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

The total number of pages in this document is 10.

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

                        CONSOLIDATED BALANCE SHEETS


                                  ASSETS
                                                  March 31,    December 31,
                                                    1997           1996

Multi-family apartment complexes,
 net of accumulated depreciation of
 $25,236,376 and $24,742,332, respectively      $15,202,721    $15,566,325
Cash and cash equivalents                           640,022        956,012
Replacement reserve escrow                           20,254         31,951
Prepaid expenses and other assets                   396,321        809,579
Deferred expenses, net of accumulated
 amortization of $170,178 and $156,813,
 respectively                                       228,480        241,845

     Total assets                               $16,487,798    $17,605,712


                       LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
  Mortgage notes payable                        $20,002,805    $20,192,138
  Accounts payable                                   20,249         16,938
  Due to affiliates (Note 3)                         40,504         32,392
  Other liabilities                                 751,564      1,206,076

     Total liabilities                           20,815,122     21,447,544

Partners' deficit (Note 2):
  Investor Limited Partners
   (30,000 Units outstanding)                    (2,707,528)     (2,246,313)
  Original Limited Partner                       (1,317,974)     (1,298,552)
  General Partners                                 (301,822)       (296,967)

     Total Partners' deficit                     (4,327,324)     (3,841,832)

     Total liabilities and Partners' deficit    $16,487,798    $17,605,712

                  The accompanying notes are an integral
              part of the consolidated financial statements.

           KRUPP REALTY LIMITED PARTNERSHIP-IV AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF OPERATIONS


                                                   For the Three Months
                                                      Ended March 31,
                                                   1997           1996
Revenue:
 Rental                                         $1,888,824     $1,802,209
 Other income                                       13,833         41,941
        Total revenue                            1,902,657      1,844,150

Expenses:
 Operating (Note 3)                                554,268        566,621
 Maintenance                                       116,187        130,977
 Real estate taxes                                 182,954        168,713
 Management fees (Note 3)                           74,293         68,636
 General and administrative (Note 3)                41,202         23,034
 Depreciation and amortization                     507,409        513,998
 Interest                                          320,734        325,207

        Total expenses                           1,797,047      1,797,186

Income before minority interest                    105,610         46,964

Minority interest                                   (1,677)        (1,315)

Net income                                      $  103,933     $   45,649

Allocation of net income (Note 2):

 Investor Limited Partner
  Interest (30,000 Units outstanding)           $   98,737     $   43,367

 Per Unit of Investor Limited
  Partner Interest                              $     3.29     $     1.45

 Original Limited Partner                       $    4,157     $    1,826

 General Partners                               $    1,039     $      456


                  The accompanying notes are an integral
              part of the consolidated financial statements.

           KRUPP REALTY LIMITED PARTNERSHIP-IV AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                __________

                                                      For the Three Months
                                                      Ended March 31,
                                                        1997          1996

Operating activities:
 Net income                                          $  103,933   $   45,649
 Adjustments to reconcile net income to net
  cash provided by operating activities:
     Depreciation and amortization                      507,409      513,998
     Changes in assets and liabilities:
       Decrease in prepaid expenses and other
        assets                                          413,258      228,628
       Decrease in other liabilities                   (454,512)    (264,760)
       Increase (decrease) in accounts payable            4,110      (40,095)
       Increase (decrease) in due to affiliates           8,112      (60,312)

         Net cash provided by operating activities      582,310      423,108
Investing activities:
 Deposits to replacement reserve escrow                 (15,715)     (15,715)
 Withdrawals from replacement reserve escrow             27,412       18,186
 Increase (decrease) in accounts payable for fixed
  asset additions                                          (799)       6,166
 Additions to fixed assets                             (130,440)     (54,561)

         Net cash used in investing activities         (119,542)     (45,924)

Financing activities:
 Principal payments on mortgage notes payable          (189,333)    (184,860)
 Distributions                                         (589,425)    (589,425)

         Net cash used in financing activities         (778,758)    (774,285)

Net decrease in cash and cash equivalents              (315,990)    (397,101)

Cash and cash equivalents, beginning of period          956,012    2,802,694

Cash and cash equivalents, end of period             $  640,022   $2,405,593

                  The accompanying notes are an integral
              part of the consolidated financial statements.

           KRUPP REALTY LIMITED PARTNERSHIP-IV AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1) Accounting Policies

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this report on Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. In the opinion of the General Partners of Krupp Realty Limited Partnership-IV and Subsidiaries (the "Partnership"), the disclosures contained in this report are adequate to make the information presented not misleading. See Notes to Consolidated Financial Statements included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996 for additional information relevant to significant accounting policies followed by the Partnership.


   The consolidated financial statements present consolidated assets, liabilities and operations of Pavillion Partners, Ltd., Westbridge Partners, Ltd., and Krupp Realty Limited Partnership-IV. Westcop Corporation has a 1% interest in the operations of Westbridge Partners, Ltd. and Pavillion Partners, Ltd. At March 31, 1997, minority interest of $24,294 is included in other assets.

   In the opinion of the General Partners of the Partnership, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Partnership's consolidated financial position as of March 31, 1997 and its results of operations and cash flows for the three months ended March 31, 1997 and 1996. Certain prior period balances have been reclassified to conform with current period financial statement presentation.

   The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

(2) Changes in Partners' Deficit

   A summary of changes in Partners' deficit for the three months ended March 31, 1997 is as follows:

                            Investor      Original                  Total
                             Limited      Limited      General    Partners'
                             Partners     Partner      Partners    Deficit

     Balance at
       December 31, 1996   $(2,246,313) $(1,298,552)  $(296,967) $(3,841,832)
     Net income                 98,737        4,157       1,039      103,933
     Distributions            (559,952)     (23,579)     (5,894)    (589,425)

     Balance at
       March 31, 1997      $(2,707,528) $(1,317,974)  $(301,822) $(4,327,324)

(3)        Related Party Transactions

           Commencing with the date of acquisition of the Partnership's properties, the Partnership entered into agreements under which property management fees are paid to an affiliate of the General Partners for services as management agent. Such agreements provide for management fees payable monthly at a rate of 5% of the gross receipts from the properties under management. These management agreements were sold to BRI OP Limited Partnership, a publicly traded real estate investment trust and an affiliate of the General Partners, on February 28, 1997. The Partnership also reimburses affiliates of the General Partners for certain expenses incurred in connection with the operation of the Partnership and its properties including accounting, computer, insurance, travel, legal and payroll; and with the preparation and mailing of reports and other communications to the Limited Partners.

           Amounts accrued or paid to the General Partners or their affiliates were as follows:

                                                   For the Three Months
                                                      Ended March 31,
                                                     1997     1996

         Property management fees                  $ 74,293  $ 68,636

         Expense reimbursements                      62,337   63,236

            Charged to operations                  $136,630 $131,872

     Due to affiliates consisted of expense reimbursements of $40,504 and
$32,392   at March 31, 1997 and December 31, 1996, respectively.


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

The Partnership expects to spend approximately $1,492,000 for capital improvements in 1997. In order to fund the improvements, the Partnership will use its existing cash reserves, reserve for replacement, cash flow from operations as well as any proceeds received from refinancing. These improvements consist of internal and external enhancements which include the replacement of appliances, carpeting and vinyl flooring at various properties as well as extensive painting of the building exteriors at Walden Pond Apartments ("Walden Pond"). The Partnership believes that the improvements are necessary to compete with current market conditions, produce quality rental units and absorb excess market demand at the properties' respective locations and to both maintain and increase its current occupancy levels.

Currently, the General Partners are reviewing refinancing options for the Walden Pond mortgage note. Increased liquidity which may result from this refinancing will be used to fund capital improvements at the Partnership's properties.

Cash Flow

Shown below is the calculation of Cash Flow as defined by Section 8.2(a) of the Partnership Agreement for the three months ended March 31, 1997. The General Partners provide the information below to meet requirements of the Partnership Agreement and because they believe that it is an appropriate supplemental measure of operating performance. However, Cash Flow should not be considered by the reader as a substitute to net income (loss), as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.

                                                     Rounded to $1,000
 Net loss for tax purposes                             $  (1,000)

 Items not requiring or (requiring)
  the use of operating funds:
    Tax basis depreciation and amortization              486,000
    Tax basis principal payments on mortgage             (64,000)
    Expenditures for capital improvements               (130,000)
    Releases from working capital reserves               298,000

 Cash Flow                                             $ 589,000

Operations

In comparing the first quarter of 1997 as compared to the same period in 1996, Cash Flow, as calculated by Section 8.2(a) of the Partnership Agreement, before releases from working capital reserves, decreased, as the increase in capital improvements more than offset the increase in net income.

Total revenue increased for the three months ended March 31, 1997, as compared to the same period in 1996, as a result of rental rate increases implemented at all of the Partnership's properties. This increase is partially offset by a decrease in interest income due to lower cash and cash equivalents available for investment.

Total expenses remained stable for the three months ended March 31, 1997, as compared to the three months ended March 31, 1996, with increases in real estate taxes, management fees, and general and administrative expense
offset by decreases in operating and maintenance expenses.   Real estate
taxes increased due to increased property value assessments for Indian Run Apartments and Pavillion Apartments. Management fees increased in conjunction with the rise in rental revenue. General and administrative expense increased with the increase in legal, mailing and printing costs related to the Partnership's response to the recent unsolicited tender offer to purchase Partnership Units. In addition, increased charges were incurred in connection with the preparation and mailing of Partnership reports and other investor communications. These increases are offset by decreases in operating expense, due to lower advertising and leasing expenses, and maintenance expense, as a result of external wall repairs, stairway repairs, paving and landscaping completed in 1996, and increased snow removal expenditures incurred in 1996.

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


                 Krupp Realty Limited Partnership-IV
                      (Registrant)



                 BY:/s/Wayne H. Zarozny
                 Wayne H. Zarozny
                 Treasurer and Chief Accounting Officer of the Krupp Corporation,a General Partner.

DATE:  May 13, 1997