Form 10-Q
period 1997-06-30
KRUPP REALTY LTD PARTNERSHIP IV
filed 1997-08-13
CIK 710389

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                            FORM 10-Q

(Mark One)

     QUARTERLY REPORT PURSUANT TO SECTION 13
     OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

For the quarterly period ended    June 30,
1997

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

       PART I.  FINANCIAL INFORMATION

Item 1.CONSOLIDATED FINANCIAL STATEMENTS

This Form 10-Q contains forward-looking
statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.
Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

      KRUPP REALTY LIMITED PARTNERSHIP-IV AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS

                             ASSETS
                                          June 30,  December 31,
                                            1997        1996

Multi-family apartment complexes,
  net of accumulated depreciation of
  $25,740,286 and $24,742,332, respectively $14,887,654 $15,566,325
Cash and cash equivalents                   769,654       956,012
Replacement reserve escrow                   14,399        31,951
Prepaid expenses and other assets           540,259       809,579
Deferred expenses, net of accumulated
  amortization of $183,542 and $156,813,
  respectively                              215,116      241,845

     Total assets                       $16,427,082  $17,605,712


                LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
  Mortgage notes payable                $19,812,287  $20,192,138
  Accounts payable                           10,190       16,938
  Due to affiliates (Note 3)                 32,202       32,392
  Other liabilities                         918,920    1,206,076

     Total liabilities                   20,773,599   21,447,544

Partners' deficit (Note 2):
  Investor Limited Partners
    (30,000 Units outstanding)           (2,725,762)  (2,246,313)
Original Limited Partner                 (1,318,741)  (1,298,552)
General Partners                        `(302,014)     (296,967)

Total Partners' deficit                  (4,346,517)  (3,841,832)

Total liabilities and Partners' deficit $16,427,082 $17,605,712










             The accompanying notes are an integral
         part of the consolidated financial statements.
      KRUPP REALTY LIMITED PARTNERSHIP-IV AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF OPERATIONS


 For the Three Months       For the Six Months
     Ended June 30,           Ended June 30,
   1997      1996            1997      1996
Revenue:
  Rental      $1,902,205 $1,808,922           $3,791,029$3,611,131
  Other income    13,656      36,931              27,489    78,872

Total revenue 1,915,861    1,845,853           3,818,518 3,690,003

Expenses:
  Operating (Note 3)   531,268   534,235       1,085,536 1,100,856
  Maintenance          253,304   186,050         369,491   317,027
  Real estate taxes   192,410    164,686         375,364   333,399
 Management fees (Note 3)80,562   71,353         154,855   139,989
  General and administrative
     (Note 3)           40,291    19,603          81,493    42,637
  Depreciation and
     amortization      517,274   521,716        1,024,683  1,035,714
  Interest             319,549   324,127          640,283    649,334

Total expenses       1,934,658 1,821,770        3,731,705 3,618,956

Income (loss) before minority
  interest     (18,797)       24,083              86,813     71,047

Minority interest      (396)    (1,084)        (2,073)      (2,399)

Net income (loss)$  (19,193)$   22,999        $   84,740$   68,648

Allocation of net income (loss)
  (Note 2):

  Investor Limited Partners
     (30,000 Units
      outstanding)$  (18,234)$   21,849       $   80,503 $   65,216

 Per Unit of Investor
 Limited Partner Interest$     (.61)$      .72$     2.68$    2.17

 Original Limited Partner $     (767)$      920$    3,390$  2,746

 General Partners        $      (192)$      230     $ 847$    686












             The accompanying notes are an integral
         part of the consolidated financial statements.
      KRUPP REALTY LIMITED PARTNERSHIP-IV AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           __________

       For the Six Months
          Ended June 30,
        1997       1996

Operating activities:
  Net income                                $ 84,740   $   68,648
  Adjustment to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization         1,024,683    1,035,714
     Changes in assets and liabilities:
       Decrease in prepaid expenses
         and other assets                    269,320      100,998
       Decrease in other liabilities        (287,156)    (103,323)
       Decrease in accounts payable           (6,802)     (49,554)
       Decrease in due to affiliates           (190)      (79,695)

          Net cash provided by operating
            activities                     1,084,595      972,788

Investing activities:
  Deposits to replacement reserve escrow     (31,430)     (31,430)
  Withdrawals from replacement reserve escrow 48,982     33,441
  Increase in accounts payable for fixed asset
     additions                                     54        5,146
     Additions to fixed assets               (319,283)    (211,385)

Net cash used in investing activities       (301,677)     (204,228)

Financing activities:
  Principal payments on mortgage notes payable(379,851)(370,801)
  Distributions                             (589,425)  (1,902,456)

          Net cash used in financing
          activities                          (969,276)(2,273,257)

Net decrease in cash and cash equivalents   (186,358) (1,504,697)

Cash and cash equivalents, beginning of period  956,012 1,802,694

Cash and cash equivalents, end of period    $  769,654$1,297,997















             The accompanying notes are an integral
         part of the consolidated financial statements.

      KRUPP REALTY LIMITED PARTNERSHIP-IV AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1)Accounting Policies

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

The consolidated financial statements present consolidated assets, liabilities and operations of Pavillion Partners, Ltd.,
Westbridge Partners, Ltd., and Krupp Realty
Limited Partnership-IV. Westcop Corporation has a 1% interest in the operations of Westbridge Partners, Ltd. and Pavillion
Partners, Ltd. At June 30, 1997, a minority interest of $23,899 is included in other assets.

In the opinion of the General Partners of the Partnership, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Partnership's consolidated financial position as of June 30, 1997, its results of operations for the three and six months ended June 30, 1997 and 1996 and its cash flows for the six months ended June 30, 1997 and 1996. Certain prior year balances have been reclassified to conform with current year consolidated financial statement presentation.

The results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of the results which may be expected for the full year. See
Management's Discussion and Analysis of
Financial Condition and Results of Operations included in this report.

(2)Changes in Partners' Deficit

A summary of changes in Partners' deficit for the six months ended June 30, 1997 is as follows:

       Investor           Original               Total
       Limited            Limited    General    Partners'
       Partners           Partner     Partners  Deficit

 Balance at
 December 31, 1996$(2,246,313)$(1,298,552)$(296,967)$(3,841,832)

 Net income     80,503      3,390            847      84,740

 Distributions (559,952)    (23,579)   (5,894)   (589,425)

 Balance at
 June 30, 1997 $(2,725,762)$(1,318,741)$(302,014)$(4,346,517)



Continued
      KRUPP REALTY LIMITED PARTNERSHIP-IV AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued



(3)Related Party Transactions

Commencing with the date of acquisition of the Partnership's properties, the Partnership entered into agreements under which property management fees are paid to an affiliate of the General Partners for services as management agent. Such agreements provide for management fees payable monthly at a rate of 5% of the gross receipts from the properties under management. These management agreements were sold to BRI OP Limited Partnership, a subsidiary of Berkshire Realty Company Inc., a publicly traded real estate investment trust and an affiliate of the General Partners, on February 28, 1997. The Partnership also reimburses affiliates of the General Partners for certain expenses incurred in connection with the operation of the Partnership and its properties including accounting, computer, insurance, travel, legal and payroll; and with the preparation and mailing of reports and other communications to the Limited Partners.

Amounts accrued or paid to the General
Partners or their affiliates were as follows:

              For the Three Months         For the Six Months
                  Ended June 30,             Ended June 30,
                     1997    1996            1997       1996

Property management
fees                  $ 80,562   $ 71,353       $154,855     $139,989

Expense reimbursements  68,177     62,466      130,514         125,702

Charged to operations$148,739    $133,819     $285,369        $265,691

Due to affiliates consisted of expense
reimbursements of $32,202 and $32,392 at June
30, 1997 and December 31, 1996, respectively.

      KRUPP REALTY LIMITED PARTNERSHIP-IV AND SUBSIDIARIES


Item 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Partnership expects to spend approximately
$1,484,000 for capital improvements in 1997.
In order to fund the improvements, the
Partnership will use its existing cash
reserves, reserve for replacement, cash flow from operations as well as any proceeds received from refinancing. These improvements consist of internal and external enhancements which include the replacement of appliances, carpeting and vinyl flooring at various properties as well as extensive painting of the building exteriors at Walden Pond
Apartments ("Walden Pond"). The Partnership believes that the improvements are necessary to improve the quality of rental units and to compete in the properties current market conditions

The General Partners are in the process of acquiring an additional loan for Walden Pond and expect to close in August 1997. It is expected that the new $900,000 note will bear interest at a rate of 9.5% and will mature in February 1999 in conjunction with the first mortgage note. Increased liquidity will be used to fund capital improvements at the Partnership's properties.

Cash Flow

Shown below is the calculation of Cash Flow as defined by Section 8.2(a) of the Partnership
Agreement for the six months ended June 30, 1997. The General Partners provide the information below to meet requirements of the Partnership Agreement. However, Cash Flow should not be considered by the reader as a substitute to net income (loss), as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.

                                              Rounded to $1,000

  Net loss for tax purposes                      $(114,000)

  Items not requiring or (requiring)
   the use of operating funds:
     Tax basis depreciation and amortization        973,000
     Tax basis principal payments on mortgage      (129,000)
     Expenditures for capital improvements         (319,000)
     Amounts released from working capital reserves 178,000

  Cash Flow                                       $ 589,000

                            Continued

KRUPP REALTY LIMITED PARTNERSHIP-IV AND SUBSIDIARIES




Operations

Cash Flow, before additions to working capital reserves, increased during the six months ended June 30, 1997, as compared to the six months ended June 30, 1996, as the increase in net income, plus depreciation and amortization, more than offset the increase in capital improvements.

Total revenue increased for the three and six months ended June 30, 1997, as compared to the three and six months ended June 30, 1996, as a result of rental rate increases implemented at all the Partnership's properties. This increase is partially offset by a decrease in interest income due to lower cash and cash equivalents available for investment.

Total expenses increased for the three and six months ended June 30, 1997 as compared to the three and six months ended June 30, 1996, primarily due to increases in maintenance, real estate taxes, management fees and general and administrative expenses. Maintenance expense increased due to paving repairs at Pavillion, Walden Pond and Indian Run
Apartments along with additional landscaping work at Pavillion and Fenland Field
Apartments. Real estate taxes increased due to greater property value assessments for Indian Run and Pavillion Apartments.
Management fees increased in conjunction with the rise in rental revenue. General and administrative expense increased as a result of legal, mailing and printing costs related to the Partnership's response to the unsolicited tender offers to purchase
Partnership Units. In addition, increased charges were incurred in connection with the preparation and mailing of Partnership reports and other investor communications.

      KRUPP REALTY LIMITED PARTNERSHIP-IV AND SUBSIDIARIES

                   PART II - OTHER INFORMATION



Item 1.Legal Proceedings
                      Response:  None

Item 2.Changes in Securities
                      Response:  None

Item 3.Defaults upon Senior Securities
                      Response:  None

Item 4.Submission of Matters to a Vote of Security Holders
                      Response:  None

Item 5.Other Information
                      Response:  None

Item 6.Exhibits and Reports on Form 8-K
                      Response:  None

                            SIGNATURE



Pursuant to the requirements of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Krupp Realty Limited Partnership-IV

     (Registrant)

BY:/s/Wayne H. Zarozny
Wayne H. Zarozny
Treasurer and Chief Accounting Officer of the
Krupp Corporation, a General Partner

DATE: August 11, 1997