Form 10-Q
period 1997-09-30
KRUPP REALTY LTD PARTNERSHIP IV
filed 1997-11-13
CIK 710389

UNITED STATES
     SECURITIES AND EXCHANGE COMMISSION
           Washington, D.C. 20549


                  FORM 10-Q

(Mark One)

     QUARTERLY REPORT PURSUANT TO SECTION 13
     OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

For the quarterly period ended    September
30, 1997

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

                   CONSOLIDATED BALANCE SHEETS


                             ASSETS
                                        September 30,December 31,
                                            1997        1996

Multi-family apartment complexes,
  net of accumulated depreciation of
  $26,269,688 and $24,742,332, respectively$ 14,764,061$ 15,566,325
Cash and cash equivalents                       182,632     956,012
Replacement reserve and repair escrows (Note 2) 865,977      31,951
Prepaid expenses and other assets               705,972     809,579
Deferred expenses, net of accumulated
  amortization of $199,339 and $156,813,
  respectively (Notes 2 and 4)               222,429        241,845

     Total assets                       $ 16,741,071    $17,605,712


                LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
  Mortgage notes payable (Note 2)       $ 20,520,557 $20,192,138
  Accounts payable                            12,169      16,938
  Due to affiliates (Note 4)                  53,573      32,392
  Other liabilities                        1,033,544   1,206,076

     Total liabilities                    21,619,843  21,447,544

Partners' deficit (Note 3):
  Investor Limited Partners
     (30,000 Units outstanding)           (3,231,400) (2,246,313)
Original Limited Partner                  (1,340,034) (1,298,552)
General Partners                            (307,338)   (296,967)

     Total Partners' deficit              (4,878,772) (3,841,832)

     Total liabilities and Partners'
       deficit                          $ 16,741,071 $17,605,712









             The accompanying notes are an integral
         part of the consolidated financial statements.
      KRUPP REALTY LIMITED PARTNERSHIP-IV AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF OPERATIONS


                        For the Three Months    For the Nine Months
                         Ended September 30,     Ended September 30,
                           1997        1996       1997      1996
Revenue:
  Rental                $1,935,670  $1,803,079 $5,726,699 5,414,210
  Other income                10,910    18,740     38,399    97,612

  Total revenue            1,946,580 1,821,819  5,765,098 5,511,822

Expenses:
  Operating (Note 4)         547,691   589,301  1,633,227 1,690,157
  Maintenance                161,956   202,736   531,447   519,763
  Real estate taxes          195,709   224,773   571,073   558,172
  General and adminis-
     trative (Note 4)         31,799    22,670   113,292    65,307
  Management fees (Note 4)    73,105    71,196   227,960   211,185
  Depreciation and
     amortization            545,199    534,432 1,569,882 1,570,146
  Interest                   333,062    323,022  973,345    972,356

     Total expenses        1,888,521  1,968,130 5,620,226 5,587,086

Income (loss) before minority
  interest                    58,059  (146,311)   144,872  (75,264)

Minority interest               (888)      165     (2,961)  (2,234)

Net income (loss)         $   57,171 $ (146,146)$  141,911$(77,498)

Allocation of net income (loss)
  (Note 3):

  Investor Limited Partners
     (30,000 Units
     outstanding)         $   54,313$ (138,839)$  134,816$ (73,623)

  Investor Limited
     Partners Per Unit    $     1.81$    (4.62)$     4.49$   (2.45)

  Original Limited Partner$    2,286$   (5,846)$    5,676$  (3,100)

  General Partners        $      572 $  (1,461)$    1,419$    (775)













             The accompanying notes are an integral
         part of the consolidated financial statements.
      KRUPP REALTY LIMITED PARTNERSHIP-IV AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           __________

                                             For the Nine Months
                                            Ended September 30,
                                             1997          1996



Operating activities:
  Net income (loss)                      $   141,911   $ (77,498)
  Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
       Depreciation and amortization       1,569,882    1,570,146
       Changes in assets in liabilities:
          Decrease in prepaid expenses and
          other assets                       103,607     15,784
     Increase (decrease) in other
     liabilities                           (172,532)     70,897
  Decrease in accounts payable               (5,196)    (52,083)
Increase (decrease) in due to affiliates     21,181     (81,545)

Net cash provided by operating activities  1,658,853   1,445,701

Investing activities:
  Deposits to replacement reserve and repair
     escrows                              (947,146)     (47,146)
  Withdrawals from replacement reserve and repair
     escrows                               113,120       49,976
  Additions to fixed assets               (725,092)    (408,685)
  Increase in accounts payable for fixed asset
     additions                                 427        1,987

Net cash used in investing activities   (1,558,691)    (403,868)

Financing activities:
Principal payments on mortgage notes payable (571,581)  (557,846)
  Distributions                           (1,178,851)(2,491,882)
  Proceeds from note payable                 900,000          -
  Increase in deferred expenses              (23,110)         -

  Net cash used in financing
  activities                                (873,542) (3,049,728)

Net decrease in cash and cash equivalents  (773,380)  (2,007,895)

Cash and cash equivalents, beginning of period956,012 (1,802,694)

Cash and cash equivalents, end of period   $  182,632  $  794,799







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

The consolidated financial statements present consolidated assets, liabilities and operations of Pavillion Partners, Ltd.,
Westbridge Partners, Ltd., and Krupp Realty
Limited Partnership-IV. Westcop Corporation has a 1% interest in the operations of Westbridge Partners, Ltd. and Pavillion
Partners, Ltd.  At September 30, 1997,
minority interest of $23,011 is included in other assets.

In the opinion of the General Partners of the Partnership, the accompanying unaudited consolidated financial statements reflect all adjustments necessary to present fairly the Partnership's consolidated financial position as of September 30, 1997, its results of operations for the three and nine months ended
September 30, 1997 and 1996 and its cash flows for the nine months ended September 30, 1997 and 1996. Certain prior year balances have been reclassified to conform with current year consolidated financial statement presentation.

The results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of the results which may be expected for the full year. See
Management's Discussion and Analysis of
Financial Condition and Results of Operations included in this report.

(2)Mortgage Notes Payable

On July 31, 1997, the General Partners secured a $900,000 non-recourse note (the "Note") for Walden Pond Apartments from the same lender which holds the first mortgage note. The Note bears interest at a rate of 9.5% per annum and, commencing September 1, 1997, requires monthly, interest-only payments until the maturity date. The Note matures on February
28, 1999, in conjunction with the first
mortgage note, at which time all outstanding principal and any accrued interest is due.
The Note may be prepaid in its entirety
without penalty, upon 90 days written notice, and simultaneous payment of the first mortgage note. Proceeds from the Note were deposited into an escrow account and will be used to fund capital improvements at the property.
The Partnership paid closing costs of $23,110 to secure the Note.






Continued


      KRUPP REALTY LIMITED PARTNERSHIP-IV AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued


(3)   Changes in Partners' Deficit

   A summary of changes in Partners' deficit for the nine months ended September 30, 1997 is as follows:

                        Investor     Original     Total
                        Limited      Limited   General   Partners'
                        Partners     Partner    Partners  Deficit

 Balance at
 December 31, 1996  $(2,246,313) $(1,298,552)$(296,967)$(3,841,832)

    Net income          134,816        5,676     1,419     141,911

    Distributions       (1,119,903)   (47,158)  (11,790)(1,178,851)

 Balance at
 September 30, 1997  $(3,231,400)$(1,340,034)$(307,338)$(4,878,772)

(4)Related Party Transactions

The Partnership has agreements under which property management fees are paid to an affiliate of the General Partners for services as management agent. Pursuant to the management agreements, management fees are payable monthly at a rate of 5% of the gross receipts from the properties under management.
These management agreements were sold to BRI
OP Limited Partnership, a subsidiary of
Berkshire Realty Company Inc., a publicly traded real estate investment trust and an affiliate of the General Partners, on February
28, 1997. The Partnership also reimburses affiliates of the General Partners for certain expenses incurred in connection with the operation of the Partnership and its properties including administrative expenses.


   Amounts accrued or paid to the General Partners' affiliates were as follows:

                       For the Three Months    For the Nine Months
                       Ended September 30,     Ended September 30,
                        1997        1996         1997      1996

      Property management
      fees           $ 73,105    $ 71,196      $227,960 $ 211,185

Expense reimbursements  68,177     64,030       198,691  189,732

Charged to operations $141,282   $135,226      $426,651$ 400,917

Due to affiliates consisted of expense reimbursements of $53,573 and $32,392 at September 30, 1997 and December 31, 1996, respectively.

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

The Partnership has spent approximately
$725,000 to date, and expects to spend
approximately $1,484,000 for capital
improvements in 1997. In order to fund the improvements, the Partnership will use its existing cash reserves, replacement reserve and repair escrows, cash flow from operations as well as any proceeds received from refinancing. These improvements consist of interior and exterior enhancements which include the replacement of appliances, carpeting and vinyl flooring at various properties as well as extensive painting of the building exteriors at Walden Pond
Apartments ("Walden Pond"). The Partnership believes that the improvements are necessary to improve the quality of rental units and to compete in the properties' current market.

On July 31, 1997, the General Partners secured an additional $900,000 note for Walden Pond which bears interest at a rate of 9.5% per annum and matures on February 28, 1999. The proceeds from the note were placed in escrow and will be used to fund capital improvements at the property. (See Note 2 for further information.)

Operations


Net income increased for the three and nine months ended September 30, 1997 as compared to the three and nine months ended September
30, 1996 due to increases in revenue during the periods.

Total revenues increased for the three and nine months ended September 30, 1997 as compared to the three and nine months ended
September 30, 1996, as a result of rental rate increases implemented at all the Partnership's properties, as well as improved average occupancy rates at Fenland Field, Walden Pond and Pavillion Apartments. At Fenland Field, average occupancy increased from 97% for the nine months ended September 30, 1996, to 100% for the same period in 1997. At Walden Pond, average occupancy increased from 94% for the nine months ended September 30, 1996, to 98% for the same period in 1997. Pavillion
Apartments's occupancy rates rose from an average of 95% for the nine months ended
September 30, 1996, to an average of 96% for the nine months ended September 30, 1997.
These increases are partially offset by a decrease in other income due to lower cash and cash equivalents generating interest income.



Continued

      KRUPP REALTY LIMITED PARTNERSHIP-IV AND SUBSIDIARIES


Operations - Continued

Total expenses decreased for the three month period ended September 30, 1997 as compared to the three month period ended September 30, 1996, primarily due to decreases in operating, maintenance and real estate tax expenses. The decrease in operating expense is primarily due to prior years' insurance adjustments recorded in the third quarter of 1997. Maintenance expense decreased as a result of extensive parking lot repairs and building exterior improvements completed during the third quarter of 1996 at Indian Run and Pavillion Apartments. The decrease in real estate tax expense is due to an adjustment of 1996 real estate taxes in the third quarter of 1996.

Total expenses increased for the nine month period ended September 30, 1997 as compared to same period ended September 30, 1996, primarily due to general and administrative and management fee expenses. General and administrative expense increased as a result of legal, mailing and printing costs related to the Partnership's response to the unsolicited tender offers to purchase
Partnership Units. In addition, expenses related to the preparation and mailing of Partnership reports and other investor communications increased. Management fees increased in conjunction with the higher revenues, as discussed above. These increases were partially offset by a decrease in operating expense due to prior years' insurance adjustments recorded in the third quarter of 1997.

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



Krupp Realty Limited Partnership-IV
(Registrant)

BY:/s/Wayne H. Zarozny
Wayne H. Zarozny
Treasurer and Chief Accounting Officer of the
Krupp Corporation, a General Partner.





DATE: November 12, 1997