Form 10-K
period 1997-12-31
KRUPP REALTY LTD PARTNERSHIP IV
filed 1998-03-30
CIK 710389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
     Washington, D.C. 20549


            FORM 10-K

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF
1934 [NO FEE REQUIRED]

    For the fiscal year ended
December 31, 1997

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

The total number of pages in this document is 28.
             PART I

                                This
Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the
Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

ITEM 1.BUSINESS

Krupp Realty Limited Partnership-IV ("KRLP-
IV") was formed on December 1, 1982 by filing a Certificate of Limited Partnership in The
Commonwealth of Massachusetts.  The Krupp
Corporation, a Massachusetts corporation, and
The Krupp Company Limited Partnership-II, a
Massachusetts limited partnership, are the
General Partners of KRLP-IV. KRLP-IV has also issued all of the Original Limited Partner
Interests to The Krupp Company Limited
Partnership-II. On January 18, 1983, KRLP-IV commenced the offering of up to 30,000 units of Investor Limited Partner Interests (the
"Units"). As of March 31, 1983, KRLP-IV received subscriptions for all 30,000 Units at $1,000 per Unit and therefore, the public offering was successfully completed on that date. For details, see Note A to Consolidated
Financial Statements included in Item 8
(Appendix A) of this report.

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

As of December 31, 1997, the Partnership did not employ any personnel.

ITEM 2.
PROPERTIES

As of December 31, 1997, the Partnership had an aggregate of 1,256 apartment units.

A summary of the Partnership's multi-family real estate investments is presented below.
Schedule III included in Item 8 (Appendix A) to this report contains additional detailed information with respect to individual properties.

                       Average Occupancy
                      For the Years Ended
     Year of              December 31,
Description       Acquisition Total Units199719961995 19941993

Fenland Field Apartments  1983    234  100%      98%  95%94% 90%
Columbia, Maryland

Indian Run Apartments    1983    256    96%      96%  93%95% 96%
Abilene, Texas

Pavillion Apartments   1983     350     95%      95%  94%93% 90%
Garland, Texas

Walden Pond Apartments   1983    416    98%     95% 93%  97% 92%
Houston, Texas
                              1,256 Units

ITEM 3.           LEGAL PROCEEDINGS

 There are no material pending legal proceedings to which the Partnership is a party or to which any of its property is the subject.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY
HOLDERS

 None.

                          PART II


ITEM 5.MARKET FOR THE REGISTRANT'S
       COMMON EQUITY AND RELATED
       STOCKHOLDER MATTERS

The transfer of Units of Limited Partner
Interest is subject to certain limitations contained in the Partnership Agreement. There is no public market for the Units and it is not anticipated that any such public market will develop.

The number of Investor Limited Partners as of December 31, 1997 was approximately 1,900.

The Partnership made the following
distributions to its Partners during the years ended December 31, 1997 and 1996:

                               Year Ended December 31,

                              1997              1996
                        Amount  Per Unit    Amount Per Unit
Limited Partners:

Investor Limited Partners
   (30,000 Units
   outstanding)       $1,119,903 $37.33   $2,419,804  $80.66

Original Limited Partner  47,158              47,158

General Partners          11,790                      24,920

                      $1,178,851                  $2,491,882

Due to improvements in the operations of the properties and the availability of cash flow, the General Partners reinstated distributions in August, 1994, at a rate of $4.67 per Unit.
In 1995 and 1996, the annual distribution rates were increased to $28.00 and $37.33 per Unit, respectively. These semiannual distributions continued in 1997 at an annualized rate of $37.33 per Unit.
Additionally, the Partnership made special distributions to the General Partners and Investor Limited Partners during the second quarter of 1996 with the funds received from the sale of Lakeview Tower Apartments in 1992.
Pursuant to the Partnership Agreement,
distributions from capital transactions, such as the sale of Lakeview Tower, are allocated
99% to Investor Limited Partners and 1% to the
General Partners.  For details, see Note E to
Consolidated Financial Statements included in
Item 8 (Appendix A) of this report.

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

                 1997      1996         1995      1994        1993

Total revenue $7,721,285 $7,307,643 $7,108,711 $6,810,441  $6,228,685

Net income (loss)  157,116   (156,880)   (21,628)   (488,936) (1,468,566)

Net income (loss)
allocated to:

Investor Limited
  Partners       149,260  (149,036)   (20,547)   (464,489) (1,395,137)
       Per Unit     4.98     (4.97)      (.68)      (15.48)     (46.50)

Original Limited
  Partner          6,285   (6,275)      (865)      (19,558)    (58,743)

General Partners  1,571       (1,569)   (216)       (4,889)    (14,686)

Total assets at
December 31   16,718,318   17,605,712 20,887,877 22,305,143 24,218,655

Long-term
obligations at
December 31   19,544,471  19,429,196 20,193,607 20,939,499 22,180,186

Distributions:

Investor Limited
  Partners     1,119,903  2,419,804    839,859    140,003        -
     Per Unit      37.33      80.66      28.00       4.67        -

Original Limited
  Partner         47,158    47,158     35,362        5,895       -

General
  Partners        11,790    24,920      8,841        1,474       -

Prior performance of the Partnership is not necessarily indicative of future operations.

















ITEM 7.MANAGEMENT'S DISCUSSION AND
       ANALYSIS OF FINANCIAL CONDITIONS
       AND RESULTS OF OPERATIONS

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

The Partnership funded approximately $1,500,000 of capital improvements at the properties in 1997 for appliances, carpeting, paving and other exterior building improvements. The Partnership expects to spend approximately $1,146,000 for capital improvements in 1998 consisting of internal and external enhancements which include the replacement of appliances, carpeting and vinyl flooring at the properties as well as extensive building exterior improvements at
Pavillion Apartments. The Partnership expects to fund these improvements from established reserves and proceeds from the additional note, as discussed below.

Due to improvements in the operations of the properties and reduced debt service, the Partnership had sufficient cash flow in 1994 to reinstate distributions at a rate of $4.67 per Unit. The annual distribution rate was increased to $28.00 per Unit in 1995 and to $37.33 per Unit in 1996, the Partnership's current distribution rate. In addition, the Partnership made a special distribution of $1,313,031, $43.33 per Unit, during the second quarter of 1996 based on the remaining proceeds from the sale of Lakeview Tower in 1992.
Distributions of net cash proceeds from capital transactions are allocated in accordance with the Partnership Agreement (as described in Note
E to the Consolidated Financial Statements included in Item 8 (Appendix A) of this report).

The General Partners, on an ongoing basis, assess the current and future liquidity needs in determining the levels of working capital reserves the Partnership should maintain.
Adjustments to distributions are made when appropriate to reflect such assessments.

On July 31, 1997, the General Partners obtained an additional $900,000 note for Walden Pond
Apartments. The note bears interest at a rate of 9.5% per annum and matures on February 28, 1999, simultaneous with the first mortgage note.
The proceeds from the note were placed in escrow and will be used to fund capital improvements at the property. The Partnership paid closing costs of $33,082 to secure the note. (For further details, see Note D to Consolidated
Financial Statements included in Item 8
(Appendix A) of this report.)

Operations


1997 compared to 1996

Net income increased in 1997 as compared to 1996, as the increase in revenue more than offset the increase in expenses. Rental revenue increased as a result of rental rate increases implemented at all the Partnership's properties, as well as improved average occupancy rates at two properties in 1997 as compared to 1996.
This increase was slightly offset by a decrease in other income due to lower average cash balances available for investment.

Total expenses, including general and
administrative, management fees and
depreciation, increased in 1997 as compared to 1996. General and administrative expense increased as a result of legal, mailing and printing costs related to the Partnership's response to the unsolicited tender offers to purchase Partnership Units. In addition, expenses related to the preparation and mailing of Partnership reports and other investor communications increased. Management fees increased in conjunction with higher revenues, as discussed above. Depreciation expense increased as a result of continued capital improvements at all the Partnership's properties. These increases were partially offset by a decrease in maintenance expense as a result of extensive parking lot repairs and building exterior expenditures completed in 1996 at Indian Run and Pavillion Apartments.

1996 compared to 1995

Net income decreased in 1996 as compared to 1995, as an increase in expenses more than offset an increase in revenue. Increased rental rates at the Partnership's properties were instituted at the end of 1995 and the beginning of 1996. This increase, as well as overall increased average occupancy rates, resulted in the increase in rental revenue in 1996 when compared to 1995. Other income decreased due to lower interest income earned on short-term investments as average cash balances decreased when compared to 1995.

Total expenses, including operating, maintenance and real estate taxes, increased in 1996 as compared to 1995. The rise in operating expense was attributable to increases in payroll, utility, advertising and leasing expenses.
Payroll was affected by a worker's compensation insurance refund received by the Partnership's properties in 1995. Additionally, severe weather contributed to the rise in operating expense, as utility expense increased with higher consumption levels. The additional consumption was also a direct result of increased occupancy at Pavillion, Walden Pond and Fenland Field as the Partnership's advertising and leasing efforts were successful in 1996. Maintenance expense increased due to external wall repairs at Indian Run, paving, landscaping and stairway repairs at both Indian
Run and Walden Pond, and snow removal
expenditures at Fenland Field. Real estate taxes increased due to increases in the assessed values of Indian Run and Pavillion. General and administrative expense decreased as a result of costs incurred in 1995 associated with obtaining appraisals of the Partnership's properties.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY
DATA

See Appendix A to this report.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH
ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE
                                     None.















                            PART III

ITEM 10.DIRECTORS AND EXECUTIVE OFFICERS OF THE
REGISTRANT

The Partnership has no directors or executive officers. Information as to the directors and executive officers of The Krupp Corporation, which is a General Partner of both KRLP-IV and The Krupp Company Limited Partnership-II, the other General Partner of KRLP-IV, is as follows:

     Position with
    Name and Age              The Krupp Corporation

    Douglas Krupp (51)        President and Co-Chairman of the Board

    George Krupp (53)         Co-Chairman of the Board
                              Wayne H. Zarozny (39)       Treasurer

Douglas Krupp is Co-Chairman and Co-Founder of
The Berkshire Group.  Established in 1969 as the
Krupp Companies, this real estate-based firm expanded over the years within its areas of expertise including investment program sponsorship, property and asset management, mortgage banking, health care facility ownership and the management of the company. Mr. Krupp is a graduate of Bryant College. In 1989 he received an honorary Doctor of Science in Business Administration from this institution and was elected trustee in 1990. Mr. Krupp is Chairman of the Board and a Director of both
Berkshire Realty Company, Inc. (NYSE-BRI) and
Harborside Health care (NYSE-HBR). Mr. Krupp also serves as Chairman of the Board and Trustee of Krupp Government Income Trust and as Chairman of the Board and Trustee of Krupp Government
Income Trust II.  George Krupp is Douglas
Krupp's brother.

George Krupp is the Co-Chairman and Co-Founder of The Berkshire Group. Established in 1969 as the Krupp Companies, this real estate-based firm expanded over the years within its areas of expertise including investment program sponsorship, property and asset management, mortgage banking and healthcare facility ownership. Mr. Krupp received his undergraduate education from the University of Pennsylvania and Harvard University Extension School, and holds a Master's degree in history from Brown
University.

Wayne H. Zarozny is Vice President of The
Berkshire Group. Mr. Zarozny has held several positions within The Berkshire Group since joining the company in 1986 and is currently responsible for accounting and financial reporting, treasury, accounts payable and payroll activities. Prior to joining The
Berkshire Group, he was an audit supervisor for Pannell Kerr Forster International and on the audit staff of Deloitte, Haskins and Sells in Boston. He received a B.S. degree from Bryant
College, a Master's degree in Business
Administration from Clark University and is a Certified Public Accountant.

ITEM 11.EXECUTIVE COMPENSATION

The Partnership has no directors or executive officers.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of December 31, 1997, beneficial owners of record owning more than 5% of the Partnership's
30,000 outstanding Units were as follows:

 Title        Name and Address   Amount and Nature   Percent
  of                 of                 of            of
 Class        Beneficial Owner       Beneficial Ownership Class

   Investor Equity Resource Fund
   Limited     XVII LP
Partner     14 Story Street
 Units      Cambridge, MA 02138         894.5 Units     3.0%

Investor    Equity Resource Fund
   Limited     XVI LP
Partner     14 Story Street
 Units      Cambridge, MA 02138         419   Units     1.4%

Investor    Equity Resource Fund
   Limited     XIX LP
Partner     14 Story Street
 Units      Cambridge, MA 02138         211   Units     0.7%

Investor    Equity Resource
   Limited     Cambridge Fund LP
Partner     14 Story Street
 Units      Cambridge, MA 02138         160   Units     0.5%

Investor    Equity Resource
   Limited     General Fund LP
Partner     14 Story Street
 Units      Cambridge, MA 02138                 20   Units    0.1%

            Total                   1,704.50   Units    5.7%


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

  (10)  Material Contracts

        Fenland Field Apartments

        (10.1)
Management Agreement dated December 19, 1986 between
Krupp Realty Limited Partnership-IV, as Owner, and BRI OP Limited
Partnership, formerly known as Berkshire Property Management, a subsidiary of Berkshire Realty Company, Inc. [Exhibit 10.3 to
Registrant's Annual Report on Form 10-K dated December 31, 1986 (File No. 0-11987)].*

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

        Indian Run Apartments

        (10.4)
Management Agreement dated June 2, 1983 between Krupp Realty Limited Partnership-IV, as Owner, and BRI OP Limited Partnership, formerly known as Berkshire Property Management, a subsidiary of Berkshire Realty Company, Inc. [Exhibit 10.16 to Registrant's Annual Report on Form 10-K dated December 31, 1983 (File No. 2-80650)].*
        (10.5)
Multifamily Note, dated October 25, 1994 between Bank United of Texas FSB and Krupp Realty Limited Partnership-IV, a Massachusetts limited partnership. (File No. 0-11987).*

        (10.6)
Multifamily Deed of Trust, dated October 25, 1994 by Krupp Realty
Limited Partnership-IV, a Massachusetts limited partnership and Randolph C. Henson, as Trustee, and Bank United of Texas FSB. (File No. 0-11987).*





        Walden Pond Apartments

        (10.7)
Management Agreement dated June 2, 1983 between Krupp Realty Limited Partnership-IV, as Owner, and BRI OP Limited Partnership, formerly known as Berkshire Property Management, a subsidiary of Berkshire Realty Company, Inc. [Exhibit 10.19 to Registrant's Annual Report on Form 10-K dated December 31, 1983 (File No. 2-80650)].*

        (10.8)
Certificate of Limited Partnership of Westbridge Partners, Ltd., executed March 1, 1990. [Exhibit 19.9 to Registrant's Report on Form 10-Q dated June 30, 1990 (File No. 0-11987)].*

        (10.9)
Westbridge Partners, Ltd. Agreement of Limited Partnership executed March 1, 1990. [Exhibit 20.1 to Registrant's Report on Form 10-Q dated June 30, 1990 (File No. 0-11987)].*

        (10.10)
Bill of Sale Agreement between Krupp Realty Limited Partnership-IV and Westbridge Partners, Ltd., executed March 1, 1990. [Exhibit 20.2 to Registrant's Report on Form 10-Q dated June 30, 1990 (File No. 0-
11987)].*

       (10.11)
Westbridge Partners, Ltd. First Amendment to Agreement of Limited
Partnership, executed April 9, 1990. [Exhibit 20.3 to Registrant's Report on Form 10-Q dated June 30, 1990 (File No. 0-11987)].*

       (10.12)
Order Granting Motion of First Boston Mortgage Capital Corp. for Relief from the Automatic Stay dated January 28, 1992. [Exhibit C to
Registrant's Report on Form 8-K dated March 3, 1992 (File No. 0-
11987)].*

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

       Pavillion Apartments

       (10.16)
Management Agreement dated June 2, 1983 between Krupp Realty Limited Partnership-IV, as Owner, and BRI OP Limited Partnership, formerly known as Berkshire Property Management, a subsidiary of Berkshire Realty Company, Inc. [Exhibit 10.25 to Registrant's Annual Report on Form 10-K dated December 31, 1983 (File No. 2-80650)].*

       (10.17)
Certificate of Limited Partnership of Pavillion Partners, Ltd., executed March 1, 1990. [Exhibit 19.1 to Registrant's Report on Form 10-Q dated June 30, 1990 (File No. 0-11987)].*

       (10.18)
Pavillion Partners, Ltd. Agreement of Limited Partnership executed March 1, 1990. [Exhibit 19.2 to Registrant's Report on Form 10-Q dated June 30, 1990 (File No. 0-11987)].*

       (10.19)
Bill of Sale Agreement between Krupp Realty Limited Partnership-IV and Pavillion Partners, Ltd., executed March 1, 1990. [Exhibit 19.3 to Registrant's Report on Form 10-Q dated June 30, 1990 (File No. 0-
11987)].*

       (10.20)
Pavillion Partners, Ltd. First Amendment to Agreement of Limited
Partnership, executed April 9, 1990. [Exhibit 19.4 to Registrant's Report on Form 10-Q dated June 30, 1990 (File No. 0-11987)].*

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

       (10.23)
Promissory Note dated April 13, 1994 by and between Pavillion Partners, Ltd. and Sunlife Insurance Company of America. [Exhibit 10.1 to
Registrant's Report on Form 10-Q dated June 30, 1994 (File No. 0-
11987)].*

       (10.24)
Deed of Trust and Security Agreement dated April 13, 1994 between
Pavillion Partners, Ltd. and Sunlife Insurance Company of America. [Exhibit 10.2 to Registrant's Report on Form 10-Q dated June 30, 1994 (File No. 0-11987)].*

       * Incorporated by reference.

(c) Reports on Form 8-K

    During the last quarter of the year ended December 31, 1997 the Partnership did not file any reports on Form 8-K.

                           SIGNATURES


 Pursuant to the requirements of Section
13 or 15(d) of the Securities Exchange Act of
1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of March, 1998.

                        KRUPP REALTY LIMITED PARTNERSHIP-IV

                        By: The Krupp Corporation, a General Partner

                        By: /s/ Douglas Krupp

                            Douglas Krupp, President, Co-Chairman
                            (Principal Executive Officer)
                             and Director of The Krupp Corporation



  Pursuant to the requirements of the
Securities Exchange Act of 1934, this report has
been signed below by the following persons on
behalf of the registrant and in the capacities
indicated, on the   th day of March, 1998.

Signatures         Titles


/s/ Douglas Krupp                President,
Co-Chairman (Principal
Douglas Krupp Executive Officer) and Director of

The Krupp Corporation, a GeneralPartner.

/s/ George Krupp           Co-Chairman
(Principal Executive
George Krupp Officer) and Director of The Krupp
Corporation, a General Partner.

/s/ Wayne H. Zarozny       Treasurer of
the Krupp Corporation,
Wayne H. Zarozny a General Partner.













































                           APPENDIX A

      KRUPP REALTY LIMITED PARTNERSHIP-IV AND SUBSIDIARIES




















         CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE
                       ITEM 8 OF FORM 10-K

     ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
              For the Year Ended December 31, 1997



















      KRUPP REALTY LIMITED PARTNERSHIP-IV AND SUBSIDIARIES

     INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE




Report of Independent Accountants    F-3


Consolidated Balance Sheets at December 31, 1997
and
December 31, 1996                    F-4


Consolidated Statements of Operations For the
Years Ended
December 31, 1997, 1996 and 1995     F-5


Consolidated Statements of Changes in Partners'
Deficit
For the Years Ended December 31, 1997, 1996 and
1995                                 F-6


Consolidated Statements of Cash Flows For the
Years Ended
December 31, 1997, 1996 and 1995     F-7


Notes to Consolidated Financial StatementsF-8 - F-14


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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Krupp Realty Limited Partnership-IV and Subsidiaries as of December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.




Boston, Massachusetts           COOPERS & LYBRAND L.L.P.
January 30, 1998

      KRUPP REALTY LIMITED PARTNERSHIP-IV AND SUBSIDIARIES

                 CONSOLIDATED BALANCE SHEETS
                 December 31, 1997 and 1996


                           ASSETS

                                         1997        1996

Multi-family apartment complexes,
net of accumulated depreciation of
$26,859,567 and $24,742,332,
respectively (Note D)                $14,947,503 $15,566,325
Cash and cash equivalents (Note C)       402,621     956,012
Replacement reserve and repair escrows
(Note D)                                 302,985      31,951
Prepaid expenses and other assets        852,446     809,579
Deferred expenses, net of accumulated
amortization of $218,977 and $156,813,
respectively (Note F)                    212,763     241,845

  Total assets                       $16,718,318 $17,605,712

              LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
Mortgage notes payable (Note D)      $20,327,586 $20,192,138
Accounts payable                            -         16,938
Due to affiliates (Note F)                41,571      32,392
Accrued expenses and other liabilities  1,212,728  1,206,076

  Total liabilities                   21,581,885  21,447,544

Partners' deficit (Note E):
Investor Limited Partners
  (30,000 Units outstanding)        (3,216,956)   (2,246,313)
  Original Limited Partner          (1,339,425)   (1,298,552)
General Partners                        (307,186)   (296,967)

  Total Partners' deficit             (4,863,567) (3,841,832)

Total liabilities and Partners' deficit$16,718,318$17,605,712


















           The accompanying notes are an integral
    part of the consolidated financial statements.
    KRUPP REALTY LIMITED PARTNERSHIP-IV AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF OPERATIONS
    For the Years Ended December 31, 1997, 1996 and 1995



                                 1997         1996        1995


Revenue:
Rental                       $ 7,667,293  $ 7,195,526$ 6,939,316
Other income (Note C)             53,992      112,117    169,395

   Total revenue               7,721,285    7,307,643  7,108,711

Expenses:
Operating (Note F)              2,169,020   2,204,240  2,011,396
Maintenance                      677,491      722,959    630,222
Real estate taxes                759,158      743,584    630,957
General and administrative (Note F)153,734    120,653    166,730
Management fees (Note F)         308,841      269,428    272,061
Depreciation and amortization   2,179,399   2,106,590  2,106,589
Interest (Note D)              1,312,291    1,294,247  1,311,140

  Total expenses               7,559,934    7,461,701  7,129,095

Income (loss) before minority
interest                         161,351     (154,058)    (20,384)

Minority interest                 (4,235)     (2,822)     (1,244)

Net income (loss) (Note G)   $   157,116  $  (156,880)$   (21,628)

Allocation of net income (loss)
(Note E):

Investor Limited Partners
  (30,000 Units outstanding) $   149,260  $  (149,036)$   (20,547)

Investor Limited Partners
  Per Unit                   $      4.98  $     (4.97)$      (.68)

Original Limited Partner     $     6,285  $    (6,275)$      (865)

General Partners             $     1,571  $    (1,569)$      (216)














           The accompanying notes are an integral
    part of the consolidated financial statements.
    KRUPP REALTY LIMITED PARTNERSHIP-IV AND SUBSIDIARIES

   CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
    For the Years Ended December 31, 1997, 1996 and 1995


                Investor      Original                 Total
                Limited       Limited     General      Partners'
                Partners      Partner    Partners       Deficit

Balance at
December 31, 1994$ 1,182,933$(1,208,892)$  (261,421) $  (287,380)

Distributions     (839,859)    (35,362)      (8,841)   (884,062)

Net loss           (20,547)       (865)        (216)    (21,628)

Balance at
December 31, 1995  322,527   (1,245,119)   (270,478)  (1,193,070)

Distributions   (2,419,804)    (47,158)     (24,920) (2,491,882)

Net loss          (149,036)     (6,275)      (1,569)   (156,880)

Balance at
December 31, 1996 (2,246,313) (1,298,552)   (296,967) (3,841,832)

Distributions
(Note E)        (1,119,903)    (47,158)     (11,790) (1,178,851)

Net income (Note E)    149,260      6,285      1,571     157,116

Balance at
December 31, 1997$(3,216,956)$(1,339,425)$  (307,186)$(4,863,567)

The per Unit distributions for the years ended
December 31, 1997, 1996 and 1995 were $37.33,
$80.66 and $28.00, respectively, of which $0, $43.33 and $0 represented a return of capital, respectively.






















               The accompanying notes are an integral
        part of the consolidated financial statements.
    KRUPP REALTY LIMITED PARTNERSHIP-IV AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF CASH FLOWS
    For the Years Ended December 31, 1997, 1996 and 1995

                          1997            1996        1995
Operating activities:
Net income (loss)      $157,116         $(156,880)   $(21,628)
 Adjustment to reconcile net income
    (loss) to net cash provided by
    operating activities:
Depreciation and amortization   2,179,399     2,106,590    2,106,589
 Changes in assets and liabilities:
    Decrease (increase) in prepaid
       expenses and other assets (42,867)      (127,399)     71,364
    Increase in accrued expenses and
       other liabilities           6,652        222,291       43,640
    Increase (decrease) in accounts
       payable                  (10,649)        (50,513)     55,353
    Increase (decrease) in due to
       affiliates                9,179          (65,448)     88,523

Net cash provided by
Operating activities               2,298,830  1,928,641    2,343,841

Investing activities:
Additions to fixed assets    (1,498,413)       (530,823)   (427,362)
Deposits to replacement reserve and
 repair escrows             (962,861)           (62,861)    (62,861)
 Withdrawals from replacement reserve
 and repair escrows           691,827            49,976       64,135
Increase (decrease) in accounts payable
 for fixed asset additions      (6,289)           6,289          -


       Net cash used in investing
         activities     (1,775,736)            (537,419)   (426,088)

Financing activities:
Proceeds from note payable  900,000                -            -
Principal payments on mortgage
 notes payable              (764,552)          (746,022)   (729,129)
Increase in deferred expenses(33,082)              -          (1,942)
Distributions             (1,178,851)        (2,491,882)   (884,062)

Net cash used in financing
activities              (1,076,485)          (3,237,904) (1,615,133)

Net increase (decrease) in cash and
cash equivalents         (553,391)           (1,846,682)    302,620

Cash and cash equivalents,
beginning of year          956,012            2,802,694    2,500,074

Cash and cash equivalents,
end of year           $    402,621          $   956,012  $ 2,802,694





           The accompanying notes are an integral
    part of the consolidated financial statements.
    KRUPP REALTY LIMITED PARTNERSHIP-IV AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.Organization

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

In 1990, the General Partners on behalf of KRLP-
IV formed three limited partnerships:  Pavillion
Partners, Ltd., Copper Creek Partners, Ltd. and
Westbridge Partners, Ltd. At the same time, the General Partners transferred ownership of
Pavillion Apartments to Pavillion Partners,
Ltd., Copper Creek Apartments to Copper Creek
Partners, Ltd., and Walden Pond Apartments to
Westbridge Partners, Ltd. in exchange for KRLP-
IV's 99% Limited Partner Interest in the new entities. Westcop Corporation, an affiliate of the General Partners, contributed a total of $11,216 in cash to the entities and is the General Partner in each, with a 1% interest. On
March 3, 1992, Copper Creek was foreclosed upon by the holder of the first and second mortgage notes pursuant to an agreement approved by the Bankruptcy Court.

KRLP-IV, Pavillion Partners, Ltd., and
Westbridge Partners, Ltd. are collectively known as Krupp Realty Limited Partnership-IV and
Subsidiaries (collectively the "Partnership").

As of December 31, 1997, the Partnership owned four multi-family apartment complexes.

B.Significant Accounting Policies

The Partnership uses the following accounting policies for financial reporting purposes, which may differ in certain respects from those used for federal income tax purposes (see Note G).

Basis of Presentation

The consolidated financial statements present the consolidated assets, liabilities and operations of Pavillion Partners, Ltd.,
Westbridge Partners, Ltd. and KRLP-IV (see Note
A). All intercompany balances and transactions have been eliminated. At December 31, 1997 and 1996, minority interest of $21,736 and $25,971, respectively, was included in other assets.

Risks and Uncertainties

The Partnership invests its cash primarily in deposits and money market funds with commercial banks. The Partnership has not experienced any losses to date on its invested cash.
Continued
    KRUPP REALTY LIMITED PARTNERSHIP-IV AND SUBSIDIARIES

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


B.Significant Accounting Policies, Continued

Risks and Uncertainties, Continued

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

Impairment of Long-Lived Assets

Real estate assets and equipment are stated at depreciated cost. Pursuant to Statement of Financial Accounting Standards Opinion No. 121
"Accounting for the Impairment of Long-Lived
Assets and for Long-Lived Assets to be Disposed of", impairment losses are recorded on long-lived assets used in operations on a property by property basis, when events and circumstances indicate that the assets might be impaired and the estimated undiscounted cash flows to be generated by those assets are less than the carrying amount of those assets. Upon determination that an impairment has occurred, those assets shall be reduced to fair value.

Depreciation
Depreciation is provided for by the use of the straight-line method over estimated useful lives of the related assets as follows:

Buildings and improvements 3 to 25 years
Appliances, carpeting and equipment 3 to 8 years

Deferred Expenses

The Partnership amortizes the costs incurred in connection with the organization of its Subsidiaries over a 5-year period using the straight-line method.

Costs of obtaining and recording mortgages on the properties are amortized over the term of the related mortgage notes, using the straight-line method.

Income Taxes

The Partnership is not liable for federal or state income taxes as Partnership's income or loss is allocated to the Partners for income tax purposes. In the event that the Partnership's tax returns are examined by the Internal Revenue
Service or state taxing authority and the examination results in a change in Partnership taxable income or loss, such change will be reported to the Partners.
Continued
    KRUPP REALTY LIMITED PARTNERSHIP-IV AND SUBSIDIARIES

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


B.Significant Accounting Policies, Continued

Reclassifications

Certain prior year balances have been
reclassified to conform with current year consolidated financial statement presentation.

C.Cash and Cash Equivalents

Cash and cash equivalents consisted of the following:

                                     December 31,     December 31,
                                         1997             1996


   Cash and money market accounts    $    402,621     $    458,337
   Commercial paper                          -             497,675
                                     $  402,621   $    956,012

D.Mortgage Notes Payable

The properties owned by the Partnership are pledged as collateral for the respective non-recourse mortgage notes payable outstanding at December 31, 1997 and 1996. Mortgage notes payable consisted of the following:

                Principal                     Annual Interest
   Property      1997          1996       Rate      Maturity Date


Fenland Field
Apartments $ 4,142,659  $ 4,259,525     9.25%     June 1, 2000

Indian Run
   Apartments  2,647,719  2,682,342     9.51%     October 1, 2004

Walden Pond
   Apartments  6,726,440  6,381,404        see belowFebruary 28, 1999

Pavillion
   Apartments  6,810,768  6,868,867     9.25%     May 1, 2001

   Total     $20,327,586$20,192,138

Fenland Field Apartments

The property is subject to a non-recourse mortgage note payable, based on a 20-year amortization, in equal monthly installments of principal and interest of $42,167. At maturity, all unpaid principal ($3,824,206) and any accrued and unpaid interest are due. The note may not be prepaid prior to June 1, 1998 and thereafter, may be prepaid subject to certain prepayment premiums. The mortgage note is collateralized by the property.

Since the mortgage note cannot be prepaid prior to June 1, 1998, the fair market value cannot be determined.





                            Continued
    KRUPP REALTY LIMITED PARTNERSHIP-IV AND SUBSIDIARIES

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


D. Mortgage Notes Payable, Continued

Indian Run Apartments

The property is subject to a non-recourse mortgage note payable, based on a 25-year amortization, in equal monthly installments of principal and interest of $24,021. At maturity, all unpaid principal ($2,298,949) and any accrued and unpaid interest are due. The note may be prepaid at any time, subject to certain prepayment premiums.

Based on the borrowing rates currently available to the Partnership for bank loans with similar terms and average maturities, the fair value of long-term debt is approximately $2,900,000 and $3,200,000 at December 31, 1997 and 1996,
respectively.

Walden Pond Apartments

On February 28, 1992, the prior wrap-around mortgage note was modified in bankruptcy court.
The modified first mortgage note with a
principal balance of $5,500,000, which has a stated rate of 9.5%, is being amortized over a 30-year period and requires monthly payments of $46,247. For financial reporting purposes, generally accepted accounting principles required the Partnership to increase the outstanding principal balance of the mortgage to the sum of the future cash flow payments required under the terms of the mortgage, including a final payment on February 28, 1999 of approximately $5,200,000. All cash payments made subsequent to the restructure are recorded as a reduction of the principal balance with no interest expense recognized by the Partnership.
The note may be prepaid at any time, subject to certain prepayment premiums.

On July 31, 1997, the General Partners obtained a $900,000 non-recourse note (the "Note") for Walden Pond Apartments from the same lender that holds the first mortgage note. The Note bears interest at a rate of 9.5% per annum and, commencing September 1, 1997, requires monthly, interest-only payments until the maturity date.
The Note matures on February 28, 1999,
simultaneous with the first mortgage note, at which time all outstanding principal and any accrued interest are due. The Note may be prepaid in its entirety without penalty, upon 90 days written notice, and simultaneous payment of the first mortgage note. Proceeds from the Note were deposited into an escrow account and will be used to fund capital improvements at the property. The Partnership paid closing costs of $33,082 to obtain the Note.

Based on the borrowing rates currently available to the Partnership for bank loans with similar terms and average maturities, the fair value of long-term debt is approximately $6,300,000 at December 31, 1997. At December 31, 1996, the fair market value could not be determined since the mortgage note could not prepaid until 1997.

Pavillion Apartments

The property is subject to a non-recourse mortgage note payable, based on a 30-year amortization, in equal monthly installments of principal and interest of $57,587. At maturity, all unpaid principal ($6,580,326) and any accrued and unpaid interest are due. The note may be prepaid at any time, subject to certain prepayment premiums.

Based on the borrowing rates currently available to the Partnership for bank loans with similar terms and average maturities, the fair value of long-term debt is approximately $7,200,000 at December 31, 1997. At December 31, 1996, the fair market value could not be determined since the mortgage note could not prepaid until 1997.
Continued
    KRUPP REALTY LIMITED PARTNERSHIP-IV AND SUBSIDIARIES

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


D. Mortgage Notes Payable, Continued


The aggregate scheduled principal amounts of long-term borrowings due during the five years ending December 31, 2002 are $783,115,
$6,421,457, $4,007,863, $6,657,438 and 55,164,
respectively.

The Partnership paid interest on its mortgage notes of $1,304,929, $1,294,247 and 1,311,140 during the years ended December 31, 1997, 1996 and 1995, respectively.

E.Partners' Deficit

Under the terms of the Partnership Agreement, profits and losses from operations are allocated
95% to the Investor Limited Partners, 4% to the
Original Limited Partner and 1% to the General
Partners until such time that the Investor
Limited Partners have received a return of their total invested capital plus a 9% per annum cumulative return thereon. Thereafter, profits and losses will be allocated 65% to the Investor
Limited Partners, 28% to the Original Limited
Partner and 7% to the General Partners.

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

As of December 31, 1997, the following
cumulative partner contributions and allocations have been made since inception of KRLP-IV:

                    Investor     Original
                    Limited      Limited    General
                    Partners     Partner    Partners     Total


Capital contributions$ 30,000,000 $ 4,000  $ 1,000 $ 30,005,000
Syndication costs   (4,050,000)     -           -      (4,050,000)
Cash distributions:
   Operations       (7,134,116) (300,393)    (75,096)  (7,509,605)

   Capital
       transactions  (3,299,900)     -       (33,333)  (3,333,233)
Income (loss):
       Operations  (28,010,524) (1,340,954) (296,480) (29,647,958)
   Capital
   transactions      9,277,584    297,922     96,723    9,672,229
Balance at
   December 31, 1997$(3,216,956)$(1,339,425)$(307,186)$(4,863,567)








                          Continued
    KRUPP REALTY LIMITED PARTNERSHIP-IV AND SUBSIDIARIES

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


F.Related Party Transactions

The Partnership pays property management fees to an affiliate of the General Partners' for management services. Pursuant to the management agreements, management fees are payable monthly at a rate of 5% of the gross receipts from the properties under management.
The affiliate of the General Partners sold the management agreements to BRI OP Limited
Partnership, a subsidiary of Berkshire Realty
Company Inc., a publicly traded real estate investment trust and an affiliate of the General Partners, on February 28, 1997. The
Partnership also reimburses affiliates of the General Partners for certain expenses incurred in connection with the operation of the Partnership and its properties including administrative expenses.

Amounts accrued or paid to the General Partners' affiliates for the years ended December 31, 1997, 1996 and 1995 were as follows:

  1997                                         1996      1995
    Property management fees

    $308,841     $269,428  $272,061
    Expense reimbursements

       268,44       256,144   225,694
        Charged to operations

   $577,284    $525,572  $497,755

Due to affiliates consisted of expense reimbursements of $41,571 and $32,392 at December 31, 1997 and 1996, respectively.

In addition to the amounts above, refinancing costs of $101 were paid to the General Partners' affiliates during the year ended
December 31, 1997.

G. Federal Income Taxes

For federal income tax purposes, the Partnership is depreciating property using the Accelerated Cost Recovery System ("ACRS") and the Modified Accelerated Cost Recovery System ("MACRS") depending on which is applicable.

The reconciliation of the net income (loss) for each year reported in the accompanying Consolidated Statement of Operations with the net loss reported in the Partnership's federal income tax return for the years ended December 31, 1997, 1996 and 1995 is as follows:

                               1997     1996     1995

Net income (loss) per Consolidated
  Statement of Operations     $ 157,116 $(156,880)$ (21,628)

  Difference in book to tax
    depreciation for Fenland
    Field and Indian Run         59,156    90,299    90,581

  Difference in Partnership's
    share of Pavillion Partners
    net loss for tax purposes    17,560    31,598    37,923

  Difference in Partnership's
    share of Westbridge Partners
    net income for tax purposes (401,876) (468,815) (448,394)

Net loss for federal income
  tax purposes                $(168,044)$(503,798)$(341,518)

Continued
    KRUPP REALTY LIMITED PARTNERSHIP-IV AND SUBSIDIARIES

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued



G.Federal Income Taxes, Continued

The allocation of the net loss for federal income tax purposes for 1997 is as follows:

                   Portfolio   Passive     Income     Loss
Total

  Investor Limited
    Partners       $  49,776  $(209,418)  $(159,642)

  Original Limited
    Partner            2,096     (8,818)     (6,722)

  General Partners       524     (2,204)     (1,680)
                   $  52,396  $(220,440)  $(168,044)

During the years ended December 31, 1997, 1996 and 1995 the per Unit net loss to the Investor
Limited Partners for federal income tax purposes was $(5.32), $(15.95) and $(10.81), respectively.

The basis of the Partnership's assets for financial reporting purposes exceeded its tax basis by approximately $6,036,000 and $8,151,000 at December 31, 1997 and 1996, respectively.
The basis of the Partnership's liabilities for financial reporting purposes is less that its tax basis by approximately $7,966,000 and $0 at December 31, 1997 and 1996, respectively.

H.Subsequent Event

On January 27, 1998, the General Partners entered into a Purchase and Sale Agreement for the sale of Indian Run Apartments to an unaffiliated buyer, for the selling price of $5,850,000. The outstanding mortgage note payable will be paid in conjunction with the sale. It is expected that the sale will be consummated on March 31, 1998.
























    KRUPP REALTY LIMITED PARTNERSHIP-IV AND SUBSIDIARIES

   SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                      December 31, 1997


                                        Costs Capitalized
                                         Subsequent to
          Initial Cost to Partnership        Acquisition
              Buildings &              Buildings &       Depreciable
DescriptionEncumbrances   Land        Improvements Land Improvements     Life

Fenland Field
Apartments
Columbia, MD  $4,142,659$365,262  $4,852,767 $407  $2,391,3153 to 25 Years

Indian Run Apts.
Abilene, TX     2,647,719 503,574  6,690,341  902     828,3263 to 25 Years

Walden Pond Apts.
Houston, TX (a) 6,143,555   906,253 12,040,217 1,211  2,173,123  3 to 25 Years

Pavillion Apts.
Garland, TX     6,810,768   680,621  9,042,535 1,199  1,329,017  3 to 25 Years


Total       $19,744,701  $2,455,710 $32,625,860    $3,719    $6,721,781

                             Gross Amounts Carried at
                                       End of Year


Description

   Land

Buildings
and
Improvemen
ts

Total

Accumulated

Depreciation

    Year
Constructi
on

Completed

 Year
Acquire
d

Fenland
Field
Apartments
Columbia, MD

$  365,669

$
7,244,082

$
7,609,751

 $ 5,169,651

1970

1983

Indian Run
Apts.
Abilene, TX
   504,476

7,518,667


8,023,143
   5,198,647
1982
1983

Walden Pond
Apts.
Houston, TX
   907,464

14,213,340

15,120,804
   9,407,689
1982
1983

Pavillion
Apts.
Garland, TX
   681,820

10,371,552


11,053,372
   7,083,580
1983
1983

     Total

$2,459,429

$39,347,64

$41,807,07

$ 26,859,567

(a) The mortgage note payable balance per the Consolidated Balance Sheets includes all interest payable through maturity (see Note D).








Continued
                  KRUPP REALTY LIMITED PARTNERSHIP-IV AND SUBSIDIARIES

          SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION, Continued
                                         December 31, 1997




   Reconciliation of Real Estate and Accumulated Depreciation for each of the three years in the period ended December 31, 1997:

       1997                         1996            1995
   Real Estate

   Balance at beginning
   of year                      $40,308,657     $ 39,777,834    $ 39,350,472

   Acquisition
        and improvements        1,498,413            530,823         427,362

   Balance at end of year     $ 41,807,070     $ 40,308,657     $ 39,777,834


             1997                    1996                            1995
   Accumulated Depreciation

   Balance at beginning
   of year                $ 24,742,332 $22,689,200     $ 20,636,291

   Depreciation expense   2,117,235      2,053,132        2,052,909

   Balance at end of year$ 26,859,567$ 24,742,332$ 22,689,200


The Partnership uses the cost basis for property valuation for both income tax and financial statement purposes. The aggregate cost of the Partnership's real estate for federal income tax purposes at December 31, 1997 is $41,807,070 and the aggregate accumulated depreciation for federal income tax purposes is $34,834,968.

