Form 10-Q
period 1998-03-31
KRUPP REALTY LTD PARTNERSHIP IV
filed 1998-05-14
CIK 710389

UNITED STATES
     SECURITIES AND EXCHANGE COMMISSION
           Washington, D.C. 20549


                  FORM 10-Q

(Mark One)

     QUARTERLY REPORT PURSUANT TO SECTION 13
     OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

For the quarterly period ended    March 31,
1998

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

                   CONSOLIDATED BALANCE SHEETS

                             ASSETS
                                          March 31, December 31,
                                            1998        1997
Multi-family apartment complexes, net of
 accumulated depreciation of $22,030,721
 and $26,859,567, respectively (Note 3)$12,064,839   $14,947,503
Cash and cash equivalents                2,990,717       402,621
Replacement reserve and repair escrows
 (Note 3)                                      -         302,985
Prepaid expenses and other assets           372,321      852,446
Deferred expenses, net of accumulated
 amortization of $208,372 and $218,977,
 respectively (Notes 2 and 3)               138,666      212,763

    Total assets                        $15,566,543  $16,718,318


                LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
 Mortgage notes payable (Notes 2 and 3)$17,494,807   $20,327,586
 Accounts payable                           36,123          -
 Due to affiliates (Note 5)                 101,212       41,571
 Other liabilities                          636,911    1,212,728

    Total liabilities                    18,269,053   21,581,885

Partners' deficit (Note 4):
 Investor Limited Partners
   (30,000 Units outstanding)            (1,044,777)  (3,216,956)
  Original Limited Partner               (1,372,158)  (1,339,425)
  General Partners                         (285,575)    (307,186)

    Total Partners' deficit              (2,702,510)  (4,863,567)

Total liabilities and Partners' deficit $15,566,543  $16,718,318










             The accompanying notes are an integral
         part of the consolidated financial statements.
      KRUPP REALTY LIMITED PARTNERSHIP-IV AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF OPERATIONS

                                           For the Three Months
                                              Ended March 31,
                                           1998        1997
Revenue:
 Rental                                 $1,950,181  $1,888,824
 Other income                               23,398      13,833

      Total revenue                      1,973,579   1,902,657

Expenses:
 Operating (Note 5)                        565,146     554,268
 Maintenance                               104,318     116,187
 Real estate taxes                         206,577     182,954
 Management fees (Note 5)                   81,661      74,293
 General and administrative (Note 5)        30,338      41,202
 Depreciation and amortization             486,774     507,409
 Interest                                  336,643     320,734

      Total expenses                     1,811,457   1,797,047

Income before minority interest, extraordinary
 loss from early extinguishment of debt and
 gain on sale of property                  162,122     105,610

Minority interest                           (1,447)     (1,677)

Extraordinary loss from early
 extinguishment of debt (Note 3)          (389,523)       -

Income (loss) before gain on sale of
property                                (228,848)      103,933

Gain on sale of property (Note 3)        2,979,330        -

Net income                              $2,750,482  $  103,933

Allocation of net income (Note 4):

 Investor Limited Partners
 (30,000 Units outstanding):
    Income (loss) before gain on sale of
      property                          $ (217,406) $   98,737
    Gain on sale of property             2,949,537        -
    Net income                          $2,732,131  $   98,737

 Investor Limited Partners Per Unit:
    Income (loss) before gain on sale of
      property                          $    (7.25) $     3.29
    Gain on sale of property                 98.32        -
    Net income                          $    91.07  $     3.29

 Original Limited Partner
    (100 Units outstanding):
    Income (loss) before gain on sale of
      property                          $   (9,154) $    4,157
    Gain on sale of property                  -           -
    Net income (loss)                   $   (9,154) $    4,157

 General Partners:
    Income (loss) before gain on sale of
      property                          $   (2,288) $    1,039
    Gain on sale of property                29,793        -
    Net income                          $   27,505  $    1,039

             The accompanying notes are an integral
         part of the consolidated financial statements.
      KRUPP REALTY LIMITED PARTNERSHIP-IV AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS


    For the Three Months
    Ended March 31,                            1998       1997


Operating activities:
  Net income                                $2,750,482 $103,933
  Adjustments to reconcile net income to net
   cash provided by operating activities:

Depreciation and amortization                  486,774  507,409

Interest earned on repair escrow               (12,898)      -

Gain on sale of property                    (2,979,330)      -

Extraordinary loss from early extinguishment
of debt                                        389,523       -
      Changes in assets and liabilities:

Decrease in prepaid expenses and other assets 445,521   413,258

Decrease in other liabilities                (575,817)(454,512)

Increase in accounts payable                   26,088    4,110

Increase in due to affiliates                   59,641   8,112

Releases from real estate tax and insurance
       escrows due to sale of property          33,722       -


Net cash provided by operating activities      623,706  582,310

Investing activities:
  Deposits to replacement reserve escrow      (10,769)(15,715)
  Withdrawals from replacement reserve and repair
   escrows                                     315,159 27,412
  Release from replacement reserve escrow due to
  sale of property                              11,493       -
  Decrease in deferred expenses                  3,191       -
  Increase (decrease) in accounts payable for fixed
   asset additions                              10,035   (799)
  Additions to fixed assets                  (330,907)(130,440)
  Proceeds from sale of property, net        5,724,255       -


  Net cash provided by (used in)
  investing activities                       5,722,457 (119,542)

Financing activities:
  Principal payments on mortgage notes payable(194,737)(189,333)
  Distributions                               (589,425)(589,425)
  Repayment of mortgage note payable        (2,638,042)    -
  Payment of prepayment premium               (335,863)      -


  Net cash used in financing activities     (3,758,067)(778,758)

Net increase (decrease) in cash and
cash equivalents                             2,588,096(315,990)

Cash and cash equivalents, beginning of period402,621   956,012

Cash and cash equivalents, end of period    $2,990,717 $ 640,022




             The accompanying notes are an integral
         part of the consolidated financial statements.
      KRUPP REALTY LIMITED PARTNERSHIP-IV AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1)Accounting Policies

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this report on Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. In the opinion of the General Partners of Krupp Realty Limited
Partnership-IV and Subsidiaries (the
"Partnership"), the disclosures contained in this report are adequate to make the information presented not misleading. See
Notes to Consolidated Financial Statements included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1997 for additional information relevant to significant accounting policies followed by the Partnership.

The consolidated financial statements present consolidated assets, liabilities and operations of Pavillion Partners, Ltd.,
Westbridge Partners, Ltd., and Krupp Realty
Limited Partnership-IV. Westcop Corporation has a 1% interest in the operations of Westbridge Partners, Ltd. and Pavillion
Partners, Ltd. At March 31, 1998, minority interest of $20,290, is included in other assets.

In the opinion of the General Partners of the Partnership, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Partnership's consolidated financial position as of March 31, 1998 and its results of operations and cash flows for the three months ended March 31, 1998 and 1997.

The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results which may be expected for the full year. See Management's
Discussion and Analysis of Financial Condition and Results of Operations included in this report.

(2)Mortgage Notes Payable

On July 31, 1997, the General Partners secured a $900,000 non-recourse note (the "Note") for Walden Pond Apartments ("Walden Pond") from the same lender which holds the first mortgage note. The Note bears interest at a rate of 9.5% per annum and, commencing September 1, 1997, requires monthly, interest-only payments until the maturity date. The Note matures on February 28, 1999, in conjunction with the first mortgage note, at which time all outstanding principal and any accrued interest is due. The Note may be prepaid in its entirety without penalty, upon 90 days written notice, and simultaneous payment of the first mortgage note. Proceeds from the Note were deposited into an escrow account and were used to fund capital improvements at the property.
The Partnership paid closing costs of $23,110 to secure the Note.










               Continued
   KRUPP REALTY LIMITED PARTNERSHIP-IV AND
SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -
Continued


(3)Sale of Property

On March 31, 1998, the Partnership sold Indian
Run Apartments ("Indian Run"), a 256-unit multi-family apartment complex, located in
Abilene, Texas, to an unaffiliated third party. The Partnership received $5,850,000, less repayment of the mortgage note payable and interest of $2,658,664 and closing costs of $125,745. For financial reporting purposes, the Partnership realized a gain of $2,979,330 on the sale. The gain was calculated as the difference between the property's selling price less net book value of the property and closing costs.

In conjunction with the sale of the property on March 31, 1998, the Partnership prepaid the mortgage note. As a result of the retirement of debt, the Partnership incurred a prepayment premium of $335,863. The prepayment premium, as well as unamortized deferred mortgage costs of $53,660, are reported in the Statement of Operations as an extraordinary loss from early extinguishment of debt.

(4)Changes in Partners' Deficit

A summary of changes in Partners' deficit for the three months ended March 31, 1998 is as follows:


                        Investor   Original   Total
                        Limited    Limited    General  Partners'
                        Partners    Partner    Partners  Deficit


    Balance at
    December 31, 1997 $(3,216,956)$(1,339,425)$(307,186)$(4,863,567)

    Income (loss) before
      gain on sale of
      property        (217,406)     (9,154)     (2,288)   (228,848)

    Gain on sale of
      property        2,949,537        -        29,793  2,979,330
    Distributions        (559,952)  (23,579)   (5,894)   (589,425)

    Balance at
    March 31, 1998$(1,044,777)$(1,372,158)$(285,575)$(2,702,510)
















                          Continued
      KRUPP REALTY LIMITED PARTNERSHIP-IV AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued



(5) Related Party Transactions

    The Partnership pays property management fees to an affiliate of the General Partners for management services. Pursuant to the management agreements, management fees are payable monthly at a rate of 5% of the gross receipts from the properties under management. The Partnership also reimburses affiliates of the General Partners for certain expenses incurred in connection with the operation of the Partnership and its properties, including administrative expenses.

    Amounts accrued or paid to the General Partners' affiliates were as follows:

                                             For the Three Months
                                                Ended March 31,
                                               1998      1997

       Property management fees              $ 81,661    $ 74,293


       Expense reimbursements                  38,952    62,337

          Charged to operations              $120,613  $136,630

    Due to affiliates consisted of expense reimbursements of $101,212 and $41,571 at March 31, 1998 and December 31, 1997,
    respectively.

(6) Subsequent Event

As a result of the sale of Indian Run
Apartments on March 31, 1998, the
Partnership filed a report on Form 8-K on April 16, 1998.






























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

In order to remain competitive in their
respective markets, the Partnership's
properties have spent approximately $331,000 to date and are anticipated to spend approximately $1,207,000 for fixed assets in 1998. These capital improvements consist of internal and external enhancements which include the replacement of appliances, carpeting and vinyl flooring at the properties as well as extensive building exterior improvements at Pavillion Apartments. The
Partnership expects to fund these improvements from established reserves and proceeds from the Walden Pond additional note (see Note 2).

On March 31, 1998, the Partnership sold Indian
Run to an unaffiliated third party.  The
Partnership received $5,850,000, less
repayment of the mortgage note payable and interest of $2,658,664 and closing costs of $125,745. Proceeds from the sale will be retained to fund liabilities of the Partnership and reserves for contingent liabilities. The balance of the reserves remaining after satisfaction of such contingencies will be distributed in accordance with the Partnership Agreement.

Operations

Net income, before the gain on sale of
property and loss from early extinguishment of debt, increased for the three months ended
March 31, 1998 when compared to the same period in 1997 due to an increase in total revenue which more than offset the increase in total expenses. The increase in total revenue is a result of rental rate increases implemented at all of the Partnership's properties. Interest income increased due to higher cash and cash equivalents balances available for investment.

Total expenses for the three months ended
March 31, 1998, as compared to the three months ended March 31, 1997, increased with a rise in real estate taxes, management fees and interest expense, partially offset by decreases in general and administrative and depreciation and amortization expenses. Real estate taxes increased as a result of the reassessments of Indian Run and Pavillion
Apartments' property value by the local taxing authority. Management fees increased in conjunction with the increase in revenue, as discussed above. Interest expense increased as a result of the Walden Pond additional note
(see Note 2). General and administrative expense decreased due to lower expenses incurred in connection with the preparation and mailing of Partnership reports and other investor communications. Depreciation expense decreased as fixed asset additions purchased in previous years became fully depreciated.


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




DATE:  May 13, 1998