Form 10-Q
period 1998-06-30
KRUPP REALTY LTD PARTNERSHIP IV
filed 1998-08-13
CIK 710389

UNITED STATES
     SECURITIES AND EXCHANGE COMMISSION
           Washington, D.C. 20549


                  FORM 10-Q

(Mark One)

     QUARTERLY REPORT PURSUANT TO SECTION 13
     OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

For the quarterly period ended    June 30,1998

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

  The total number of pages in this document is 11.
                 PART I.  FINANCIAL INFORMATION

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

                   CONSOLIDATED BALANCE SHEETS

                             ASSETS
                                         Unaudited
                                          June 30,  December 31,
                                            1998        1997

Multi-family apartment complexes,
  net of accumulated depreciation of
  $22,412,895 and $26,859,567, respectively
  (Note 3)                              $12,024,566 $ 14,947,503
Cash and cash equivalents                   884,894      402,621
Replacement reserve and repair escrows
  (Note 3)                                     -         302,985
Prepaid expenses and other assets           503,066      852,446
Deferred expenses, net of accumulated
  amortization of $224,586 and $218,977,
  respectively (Notes 2 and 3)              122,452      212,763

     Total assets                       $13,534,978 $ 16,718,318


                LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
  Mortgage notes payable (Notes 2 and 3) $17,308,668$ 20,327,586
  Accounts payable                            8,120         -
  Due to affiliates (Note 5)                 63,231       41,571
  Other liabilities                         774,430    1,212,728

     Total liabilities                   18,154,449   21,581,885

Partners' deficit (Note 4):
  Investor Limited Partners
     (30,000 Units outstanding)          (2,947,705)  (3,216,956)
Original Limited Partner                 (1,367,021)  (1,339,425)
General Partners                           (304,745)    (307,186)

     Total Partners' deficit             (4,619,471)  (4,863,567)

Total liabilities and Partners' deficit $13,534,978 $ 16,718,318







The accompanying notes are an integral
         part of the consolidated financial statements.
KRUPP REALTY LIMITED PARTNERSHIP-IV AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

                          For the Three Months   For the Six Months
                             Ended June 30,       Ended June 30,

                             1998      1997      1998      1997
Revenue:
  Rental                  $1,668,950$1,902,205$3,619,131$3,791,029
  Other income                45,701    13,656    69,099    27,489

     Total revenue         1,714,651 1,915,861 3,688,230 3,818,518
Expenses:
  Operating (Note 5)         501,386 531,268   1,066,532 1,085,536
  Maintenance                144,239 253,304    248,557     369,491
  Real estate taxes          160,948 192,410    367,525     375,364
  Management fees (Note 5)    74,890  80,562    156,551     154,855
  General and administrative
     (Note 5)                 37,481  40,291     67,819      81,493
  Depreciation and
     amortization            392,876 517,274    879,650   1,024,683
  Interest                   273,476 319,549     610,119   640,283

     Total expenses        1,585,2961,934,658  3,396,753 3,731,705
Income (loss) before minority
  interest, gain (loss) on
  sale of property and
  extraordinary loss         129,355(18,797)   291,477      86,813

Minority interest               (925) (396)    (2,372)      (2,073)

Gain (loss) on sale of
  property (Note 3)          (11,391)  -       2,967,939      -

Income (loss) before
  extraordinary loss         117,039(19,193)   3,257,044    84,740

Extraordinary loss from
  early extinguishment of
  debt (Note 3)                 -       -       (389,523)      -

Net income (loss)         $  117,039$(19,193) $2,867,521$   84,740

Allocation of net income (loss)
  (Note 4):

  Investor Limited Partners
    (30,000 Units outstanding):
     Income (loss) before gain
      (loss) on sale of
      property and
      extraordinary loss  $  122,009 $(18,234)$ 274,650 $   80,503
Gain (loss) on sale of
      property               (11,277)    -     2,938,260      -
     Extraordinary loss         -        -      (370,047)      -

     Net income (loss)    $  110,732$  (18,234)$2,842,863$   80,503


Continued
KRUPP REALTY LIMITED PARTNERSHIP-IV AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF OPERATIONS, Continued

(Unaudited)

                          For the Three Months  For the Six Months
                            Ended June 30,        Ended June 30,

                             1998    1997        1998      1997
Investor Limited Partners
  Per Unit:
   Income (loss) before gain
    (loss) on sale of
    property and
    extraordinary loss    $     4.07$ (.61)   $     9.15$ 2.68
   Gain (loss) on sale of
    property                    (.38)   -          97.94      -
   Extraordinary loss            -      -         (12.33)      -

   Net income (loss)      $     3.69$  (.61)  $    94.76$     2.68

Original Limited Partner
  (100 Units outstanding):
   Income (loss) before gain
    (loss) on sale of
    property and
     extraordinary loss   $    5,137 $ (767)  $   11,564$    3,390
   Gain (loss) on sale of
    property                    -       -           -           -

   Extraordinary loss           -      -         (15,581)       -


   Net income (loss)      $    5,137$ (767)   $   (4,017)$    3,390

General Partners:
   Income (loss) before gain
    (loss) on sale of
    property and
    extraordinary loss    $  1,284 $ (192)    $  2,891  $      847
   Gain (loss) on sale of
    property                 (114)     -          29,679      -
   Extraordinary loss           -      -          (3,895)       -


   Net income (loss)      $    1,170$ (192)   $   28,675$      847


















The accompanying notes are an integral
         part of the consolidated financial statements.
KRUPP REALTY LIMITED PARTNERSHIP-IV AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

                                             For the Six Months
                                                Ended June 30,

                                              1998        1997

Operating activities:
  Net income                                $2,867,521  $ 84,740
  Adjustment to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization             879,650 1,024,683
     Interest earned on repair escrow           (12,898)      -
     Gain on sale of property                (2,967,939)      -
     Extraordinary loss from early extinguishment
       of debt                                  389,523      -
     Changes in assets and liabilities:
       Decrease in prepaid expenses and
          other assets                         314,774   269,320
       Decrease in other liabilities         (438,298) (287,156)
     Increase (decrease) in accounts payable  6,215      (6,802)
  Increase (decrease) in due to affiliates   21,660       (190)
       Releases from real estate tax and insurance
          escrows due to sale of property        33,722      -

            Net cash provided by operating
               activities                   1,093,930 1,084,595

Investing activities:
  Deposits to replacement reserve escrow     (10,769)    (31,430)
  Withdrawals from replacement reserve and repair
     escrows                                 315,159       48,982
  Release from replacement reserve escrow due to
     sale of property                            11,493      -
  Decrease in deferred expenses                   3,191      -
  Increase in accounts payable for fixed asset
     additions                                   1,905        54
  Additions to fixed assets                   (673,994)(319,283)
  Proceeds from sale of property, net         5,719,564      -


          Net cash provided by (used in)
          investing activities               5,366,549 (301,677)

Financing activities:
  Principal payments on mortgage notes payable(380,876)(379,851)
  Distributions                             (2,623,425)(589,425)
  Repayment of mortgage note payable         (2,638,042)      -
  Payment of prepayment premium                (335,863)      -


            Net cash used in financing
               activities                   (5,978,206) (969,276)

Net increase (decrease) in cash and
cash equivalents                            482,273    (186,358)

Cash and cash equivalents, beginning of period402,621     956,012

Cash and cash equivalents, end of period    $884,894   $  769,654


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

The consolidated financial statements present consolidated assets, liabilities and operations of Pavillion Partners, Ltd.,
Westbridge Partners, Ltd., and Krupp Realty
Limited Partnership-IV. Westcop Corporation has a 1% interest in the operations of Westbridge Partners, Ltd. and Pavillion
Partners, Ltd. At June 30, 1998, minority interest of $19,365 is included in other assets.

In the opinion of the General Partners of the Partnership, the accompanying unaudited consolidated financial statements reflect all adjustments necessary to present fairly the Partnership's consolidated financial position as of June 30, 1998, its results of operations for the three and six months ended June 30, 1998 and 1997 and its cash flows for the six months ended June 30, 1998 and 1997.

The results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of the results which may be expected for the full year. See
Management's Discussion and Analysis of
Financial Condition and Results of Operations included in this report.

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

(3)Sale of Property

On March 31, 1998, the Partnership sold Indian
Run Apartments ("Indian Run"), a 256-unit multi-family apartment complex, located in
Abilene, Texas, to an unaffiliated third party. The Partnership received $5,850,000, less repayment of the mortgage note payable and interest of $2,658,664 and closing costs of $130,436. For financial reporting purposes, the Partnership realized a gain of $2,967,939 on the sale. The gain was calculated as the difference between the property's selling price less net book value of the property and closing costs.

Continued
KRUPP REALTY LIMITED PARTNERSHIP-IV AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


(3)Sale of Property, Continued

In conjunction with the sale of the property on March 31, 1998, the Partnership prepaid the mortgage note. As a result of the retirement of debt, the Partnership incurred a prepayment premium of $335,863. The prepayment premium, as well as unamortized deferred mortgage costs of $53,660, are reported in the Statement of Operations as an extraordinary loss from early extinguishment of debt.

(4)   Changes in Partners' Deficit

   A summary of changes in Partners' deficit for the six months ended June 30, 1998 is as follows:

                         Investor     Original            Total
                         Limited      Limited   General   Partners'
                         Partners   Partner     Partners  Deficit

    Balance at
      December 31, 1997$(3,216,956)$(1,339,425)$(307,186)$(4,863,567)

    Income before gain on
      sale of property and
      extraordinary loss   274,650    11,564       2,891     289,105

    Gain on sale of
      property            2,938,260      -        29,679   2,967,939

    Extraordinary loss     (370,047) (15,581)     (3,895)   (389,523)

    Distributions:
      Operations           (559,952) (23,579)     (5,894)   (589,425)
      Capital Transaction(2,013,660)    -        (20,340) (2,034,000)

    Balance at
      June 30, 1998     $(2,947,705)$(1,367,021)$(304,745)$(4,619,471)

(5)Related Party Transactions

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

Amounts accrued or paid to the General
Partners' affiliates were as follows:

                         For the Three Months  For the Six Months
                         Ended June 30,           Ended June 30,

                        1998       1997          1998     1997

Property management fees  $ 74,890   $ 80,562$ 156,551$  154,855

Expense reimbursements     70,690    68,177     109,642   130,514

Charged to operations     $145,580   $148,739$ 266,193$  285,369

   Due to affiliates consisted of expense reimbursements of $63,231 and $41,571 at June 30, 1998 and December 31, 1997,
respectively.
KRUPP REALTY LIMITED PARTNERSHIP-IV AND SUBSIDIARIES


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

In order to remain competitive in their
respective markets, the Partnership's
properties have spent approximately $674,000 to date and are anticipated to spend approximately $1,200,000 for fixed assets in 1998. These capital improvements consist of internal and external enhancements which include the replacement of appliances, carpeting and vinyl flooring at the properties as well as extensive building exterior improvements at Pavillion and Walden Pond
Apartments. The Partnership expects to fund these improvements from established reserves and proceeds from the Walden Pond additional note and the sale of Indian Run (see Notes 2 and 3).

On March 31, 1998, the Partnership sold Indian
Run to an unaffiliated third party.  The
Partnership received $5,850,000, less
repayment of the mortgage note payable and interest of $2,658,664 and closing costs of $130,436 (see Note 3).

On June 24, 1998, the General Partners made a special capital distribution of approximately
$67.12 per Unit, based on the net proceeds from the sale of Indian Run after funding capital improvements at the Partnership's remaining properties, Partnership liabilities and maintaining reserves for contingent liabilities.

As a result of the sale of the property and future capital needs, the General Partners reduced the annual distribution rate to 2% of remaining invested capital, beginning with the distribution payable in August, 1998.

Financial Accounting Standards Board Statement
No. 130 ("FAS 130") "Reporting Comprehensive
Income" is effective for fiscal years
beginning after December 31, 1997, although
earlier application is permitted.  FAS 130
establishes standards for reporting and
display of comprehensive income and its
components in financial statements.  Financial
Accounting Standards Board Statement No. 131
("FAS 131") "Disclosures about Segments of an
Enterprise and Related Information"
establishes standards for disclosing measures
for profit or loss and total assets for each
reportable segment.  FAS 131 is effective for
fiscal years beginning after December 15,
1997.   The Partnership does not believe that
the implementation of FAS 130 or FAS 131 will have a material impact on the Partnership's financial statements.







KRUPP REALTY LIMITED PARTNERSHIP-IV AND
SUBSIDIARIES


Operations

The following discussion relates to the
operations of the Partnership and its
properties (Fenland Field, Pavillion and
Walden Pond Apartments) for the three and six months ended June 30, 1998 and 1997. The sale of Indian Run on March 31, 1998, significantly impacts the comparability of the Partnership's operations between these periods.

Net income, net of Indian Run's activity, increased during the three and six months ended June 30, 1998 when compared to the three and six months ended June 30, 1997, as the increase in total revenue more than offset the increase in total expenses. The increase in total revenue is a result of rental rate increases implemented at all of the Partnership's properties. Interest income increased due to higher cash and cash equivalent balances available for investment.

Total expenses for the three and six months ended June 30, 1998, net of Indian Run's activity, increased as compared to the three and six months ended June 30, 1997, with a rise in management fees and interest expense, partially offset by decreases in maintenance, general and administrative and depreciation and amortization expenses. Management fees increased in conjunction with the increase in revenue, as discussed above. Interest expense increased as a result of the Walden Pond additional note (see Note 2). Maintenance expense decreased due to paving repairs and landscaping work completed in 1997. General and administrative expense decreased due to lower expenses incurred in connection with the preparation and mailing of Partnership reports and other investor communications.
Depreciation expense decreased as fixed asset additions purchased in previous years became fully depreciated.
   KRUPP REALTY LIMITED PARTNERSHIP-IV AND
SUBSIDIARIES

         PART II - OTHER INFORMATION



Item 1.Legal Proceedings
                      Response:  None

Item 2.Changes in Securities
                      Response:  None

Item 3.Defaults upon Senior Securities
                      Response:  None

Item 4.Submission of Matters to a Vote of Security Holders
                      Response:  None

Item 5.Other Information
                      Response:  None

Item 6.Exhibits and Reports on Form 8-K

(a)Exhibits

Response:  None

(b)Reports on Form 8-K

      Date      Event Reported       Financial
Statements Filed

April 16, 1998                   Disposition
of
 Indian Run                      ProForma
Balance Sheet at Apartments.     December 31,
1997.

Pro Forma Statement of Operations for the year ended December 31, 1997.

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





DATE: August 11, 1998