Form 10-Q
period 1998-09-30
KRUPP REALTY LTD PARTNERSHIP IV
filed 1998-11-12
CIK 710389

UNITED STATES
     SECURITIES AND EXCHANGE COMMISSION
           Washington, D.C. 20549


                  FORM 10-Q

(Mark One)

     QUARTERLY REPORT PURSUANT TO SECTION 13
     OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

For the quarterly period ended    September 30, 1998

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

                   CONSOLIDATED BALANCE SHEETS


                             ASSETS

                                         (Unaudited)
                                        September 30,December 31,

                                            1998        1997

Multi-family apartment complexes,
  net of accumulated depreciation of
  $22,845,549 and $26,859,567, respectively
  (Note 3)                              $ 11,791,842$ 14,947,503
Cash and cash equivalents                  691,373     402,621
Replacement reserve and repair escrows
  (Note 3)                                      -        302,985
Prepaid expenses and other assets            652,500     852,446
Deferred expenses, net of accumulated
  amortization of $240,464 and $218,977,
  respectively (Notes 2 and 3)             106,574     212,763

     Total assets                       $ 13,242,289$ 16,718,318


                LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
  Mortgage notes payable (Notes 2 and 3)$ 17,121,424$ 20,327,586
  Due to affiliates (Note 5)                  35,608      41,571
  Other liabilities                          831,034   1,212,728

     Total liabilities                    17,988,066  21,581,885

Partners' deficit (Note 4):
  Investor Limited Partners
     (30,000 Units outstanding)          (3,067,782)  (3,216,956)

  Original Limited Partner                (1,371,986)(1,339,425)
General Partners                           (306,009)    (307,186)

     Total Partners' deficit            (4,745,777)  (4,863,567)

Total liabilities and Partners' deficit $ 13,242,289$ 16,718,318








The accompanying notes are an integral
         part of the consolidated financial statements.
KRUPP REALTY LIMITED PARTNERSHIP-IV AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

                         For the Three Months   For the Nine Months
                          Ended September 30,   Ended September 30,
                            1998       1997      1998      1997
Revenue:
  Rental                 $1,724,372 $1,935,670$5,343,503$5,726,699
  Other income               15,542     10,910    84,641    38,399

     Total revenue        1,739,914  1,946,580 5,428,144 5,765,098
Expenses:
  Operating (Note 5)        395,129    547,691 1,461,661 1,633,227
  Maintenance               195,375    161,956   443,932   531,447
  Real estate taxes         164,766    195,709   532,291   571,073
  Management fees (Note 5)   57,808     73,105   214,359   227,960
  General and administrative
     (Note 5)                33,246     31,799   101,065   113,292
  Depreciation and
     amortization           448,532    545,199 1,328,182 1,569,882
  Interest                  272,609    333,062   882,728   973,345

     Total expenses       1,567,465  1,888,521 4,964,218 5,620,226
Income before minority
  interest, gain (loss) on
  sale of property and
  extraordinary loss        172,449    58,059    463,926   144,872

Minority interest            (1,841)    (888)    (4,213)    (2,961)

Gain (loss) on sale of
  property (Note 3)          (2,196)    -      2,965,743      -

Income before extraordinary
  loss                      168,412  57,171    3,425,456   141,911

Extraordinary loss from
  early extinguishment of
  debt (Note 3)              -           -      (389,523)      -

Net income               $ 168,412 $   57,171 $3,035,933$  141,911

Allocation of net income
  (Note 4):

  Investor Limited Partners
  (30,000 Units outstanding):
     Income before gain (loss)
       on sale of property
       and extraordinary
       loss              $ 162,077   $ 54,313 $  436,727$  134,816
       Gain (loss) on sale of
      property               (2,174)     -     2,936,086      -
  Extraordinary loss           -         -      (370,047)      -

  Net income             $  159,903$   54,313 $3,002,766$  134,816


Continued
KRUPP REALTY LIMITED PARTNERSHIP-IV AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF OPERATIONS, Continued

(Unaudited)

                       For the Three Months     For the Nine Months
                           Ended September 30,  Ended September 30,

                             1998      1997      1998      1997
Investor Limited Partners
  Per Unit:
  Income before gain (loss)
     on sale of property
     and extraordinary loss$ 5.41   $ 1.81    $   14.56 $     4.49
  Gain (loss) on sale of
     property              (.07)       -          97.87       -
  Extraordinary loss            -           -    (12.33)      -

  Net income              $     5.34$   1.81  $  100.10 $     4.49

Original Limited Partner
  (100 Units outstanding):
  Income before gain (loss)
     on sale of property
     and extraordinary loss $ 6,825 $ 2,286   $  18,389 $    5,676
  Gain (loss) on sale of
     property                   -      -           -          -
  Extraordinary loss            -      -        (15,581)      -

  Net income              $  6,825  $2,286    $   2,808 $    5,676

General Partners:
  Income before gain (loss)
     on sale of property
     and extraordinary loss$ 1,706  $ 572     $   4,597 $    1,419
  Gain (loss) on sale of
     property                (22)      -         29,657       -
  Extraordinary loss            -      -         (3,895)      -

  Net income              $    1,684$ 572     $  30,359 $    1,419





















The accompanying notes are an integral
         part of the consolidated financial statements.
KRUPP REALTY LIMITED PARTNERSHIP-IV AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

                                            For the Nine Months
                                          Ended September 30,
                                            1998          1997

Operating activities:
  Net income                           $ 3,035,933     $  141,911

  Adjustment to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization       1,328,182      1,569,882
     Interest earned on repair escrow      (12,898)          -
     Gain on sale of property           (2,965,743)          -
     Extraordinary loss from early extinguishment
       of debt                             389,523           -
     Changes in assets and liabilities:
       Decrease in prepaid expenses and
          other assets                     165,340        103,607
       Decrease in other liabilities      (381,854)    (177,728)
  Increase (decrease) in due to affiliates  (5,963)      21,181
       Releases from real estate tax and insurance
          escrows due to sale of property   33,722           -

            Net cash provided by operating
               activities                   1,586,242   1,658,853

Investing activities:
  Deposits to replacement reserve escrow    (10,769)  (947,146)
  Withdrawals from replacement reserve and repair
     escrows                                315,159    113,120
  Release from replacement reserve escrow due to
     sale of property                        11,493          -
  Decrease in deferred expenses               3,191          -
  Additions to fixed assets                 (873,924)  (725,092)
  Increase in other liabilities for fixed asset
     additions                                   160        427
Proceeds from sale of property, net           5,717,368      -


            Net cash provided by (used in)
               investing activities         5,162,678(1,558,691)

Financing activities:
  Principal payments on mortgage notes payable(568,120)(571,581)
  Distributions                           (2,918,143)(1,178,851)
  Repayment of mortgage note payable         (2,638,042)900,000
  Payment of prepayment premium              (335,863) (23,110)

            Net cash used in financing
               activities                  (6,460,168)  (873,542)

Net increase (decrease) in cash and cash equivalents
                                            288,752    (773,380)

Cash and cash equivalents, beginning of period402,621     956,012

Cash and cash equivalents, end of period    $691,373   $  182,632



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

The consolidated financial statements present consolidated assets, liabilities and operations of Pavillion Partners, Ltd.,
Westbridge Partners, Ltd., and Krupp Realty
Limited Partnership-IV. Westcop Corporation has a 1% interest in the operations of Westbridge Partners, Ltd. and Pavillion
Partners, Ltd.  At September 30, 1998,
minority interest of $17,524 is included in other assets.

In the opinion of the General Partners of the Partnership, the accompanying unaudited consolidated financial statements reflect all adjustments necessary to present fairly the Partnership's consolidated financial position as of September 30, 1998, its results of operations for the three and nine months ended
September 30, 1998 and 1997 and its cash flows for the nine months ended September 30, 1998 and 1997.

The results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of the results which may be expected for the full year. See
Management's Discussion and Analysis of
Financial Condition and Results of Operations included in this report.

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

(3)Sale of Property

On March 31, 1998, the Partnership sold Indian
Run Apartments ("Indian Run"), a 256-unit multi-family apartment complex, located in
Abilene, Texas, to an unaffiliated third party. The Partnership received $5,850,000, less repayment of the mortgage note payable and interest of $2,658,664 and closing costs of $132,632. For financial reporting purposes, the Partnership realized a gain of $2,965,743 on the sale. The gain was calculated as the difference between the property's selling price less net book value of the property and closing costs.

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

(4)Changes in Partners' Deficit

A summary of changes in Partners' deficit for the nine months ended September 30, 1998 is as follows:

                         Investor     Original            Total
                         Limited      Limited   General   Partners'
                         Partners    Partner    Partners  Deficit

    Balance at
      December 31, 1997$(3,216,956)$(1,339,425)$(307,186)$(4,863,567)

    Income before gain on
      sale of property and
      extraordinary loss   436,727     18,389      4,597     459,713

    Gain on sale of
      property            2,936,086      -        29,657   2,965,743

    Extraordinary loss     (370,047) (15,581)     (3,895)   (389,523)

    Distributions:
      Operations           (839,932) (35,369)     (8,842)   (884,143)
      Capital Transaction(2,013,660)    -        (20,340) (2,034,000)

    Balance at
      September 30, 1998$(3,067,782)$(1,371,986)$(306,009)$(4,745,777)

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

   Amounts accrued or paid to the General Partners' affiliates were as follows:

                    For the Three Months      For the Nine Months
                       Ended September 30, Ended September 30,
                            1998      1997     1998       1997

Property management fees  $ 57,808  $ 73,105$ 214,359  $  227,960

Expense reimbursements     70,781    68,177    180,423    198,691

Charged to operations     $128,589  $141,282$ 394,782  $  426,651

   Due to affiliates consisted of expense reimbursements of $35,608 and $41,571 at September 30, 1998 and December 31, 1997,
respectively.
KRUPP REALTY LIMITED PARTNERSHIP-IV AND SUBSIDIARIES


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

In order to remain competitive in their
respective markets, the Partnership's
properties have spent approximately $874,000 to date and are anticipated to spend approximately $1,200,000 for fixed assets in 1998. These capital improvements consist of internal and external enhancements which include the replacement of appliances, carpeting and vinyl flooring at the properties as well as extensive building exterior improvements at Pavillion and Walden Pond
Apartments. The Partnership expects to fund these improvements from established reserves and proceeds from the Walden Pond additional note and the sale of Indian Run (see Notes 2 and 3).

On March 31, 1998, the Partnership sold Indian
Run to an unaffiliated third party.  The
Partnership received $5,850,000, less
repayment of the mortgage note payable and interest of $2,658,664 and closing costs of $132,633 (see Note 3).

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

Financial Accounting Standards Board Statement
No. 130 ("FAS 130") "Reporting Comprehensive
Income" is effective for fiscal years
beginning after December 31, 1997, although
earlier application is permitted.  FAS 130
establishes standards for reporting and
display of comprehensive income and its
components in financial statements.  Financial
Accounting Standards Board Statement No. 131
("FAS 131") "Disclosures about Segments of an
Enterprise and Related Information"
establishes standards for disclosing measures
for profit or loss and total assets for each
reportable segment.  FAS 131 is effective for
fiscal years beginning after December 15,
1997.   The General Partners do not believe
that the implementation of FAS 130 or FAS 131 will have a material impact on the Partnership's financial statements.






Continued
KRUPP REALTY LIMITED PARTNERSHIP-IV AND
SUBSIDIARIES


Liquidity and Capital Resources, Continued

The General Partners of the Partnership have conducted an assessment of the Partnership's core internal and external computer information systems and have taken the further necessary steps to understand the nature and extent of the work required to make its systems Year 2000 ready in those situations in which it is required to do so. The Year 2000 readiness issue concerns the inability of computerized information systems to accurately calculate, store or use a date after 1999.
This could result in a system failure or miscalculations causing disruptions of operations. The Year 2000 issue affects virtually all companies and all organizations.

In this regard, the General Partners of the Partnership, along with certain affiliates, began a computer systems project in 1997 to significantly upgrade its existing hardware and software. The General Partners completed the testing and conversion of the financial accounting operating systems in February 1998.
As a result, the General Partners have
generated operating efficiencies and believe their financial accounting operating systems are Year 2000 ready. The Partnership incurred hardware costs as well as consulting and other expenses related to the infrastructure and facilities enhancements necessary to complete the upgrade and prepare for the Year 2000.
There are no other systems or software that the Partnership is using at the present time.

The General Partners of the Partnership are in the process of evaluating the potential adverse impact that could result from the failure of material third-party service providers (including but not limited to its banks and telecommunications providers) and significant vendors to be Year 2000 ready. No estimate can be made at this time as to the impact of the readiness of such third parties.

Operations

The following discussion relates to the
operations of the Partnership and its
properties (Fenland Field, Pavillion and
Walden Pond Apartments) for the three and nine months ended September 30, 1998 and 1997. The sale of Indian Run on March 31, 1998, significantly impacts the comparability of the Partnership's operations between these periods.

Net income, net of Indian Run's activity, increased during the three and nine months ended September 30, 1998 when compared to the three and nine months ended September 30, 1997, with an increase in total revenue and a decrease in total expenses. The increase in total revenue is a result of rental rate increases implemented at all of the Partnership's properties. Interest income also increased due to higher cash and cash equivalent balances available for investment.

Total expenses for the three months ended
September 30, 1998, net of Indian Run's
activity, decreased as compared to the three months ended September 30, 1997, with decreases in operating, maintenance and depreciation and amortization expenses.
Operating expense decreased as a result of a reduction in contingent insurance premiums at the Partnership's properties. Maintenance expense decreased due to exterior building repairs completed in 1997. Depreciation expense decreased as fixed asset additions purchased in previous years became fully depreciated.

Total expenses for the nine months ended
September 30, 1998, net of Indian Run's
activity, decreased as compared to the nine months ended September 30, 1997, with decreases in operating, maintenance and depreciation and amortization expenses, partially offset by a rise in interest expense. Operating expense decreased as a result of a reduction in insurance premiums, as discussed above. Maintenance expense decreased due to exterior building repairs, paving repairs and landscaping work completed in 1997. Depreciation expense decreased as fixed asset additions purchased in previous years became fully depreciated. Interest expense increased as a result of the Walden
Pond additional note (see Note 2).
   KRUPP REALTY LIMITED PARTNERSHIP-IV AND
SUBSIDIARIES

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





DATE: November 10, 1998