Form 10-K
period 1998-12-31
KRUPP REALTY LTD PARTNERSHIP IV
filed 1999-03-31
CIK 710389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
     Washington, D.C. 20549


            FORM 10-K

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended       December 31, 1998


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

One Beacon Street, Boston, Massachusetts
              02108
(Address of principal executive offices)
                (Zip Code)

(Registrant's telephone number, including area
code)             (617) 523-7722

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

The exhibit index is located on pages 10-13.

The total number of pages in this document is 33.
                          PART I

                                This
Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the
Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

ITEM 1.BUSINESS

Krupp Realty Limited Partnership-IV ("KRLP-
IV") was formed on December 1, 1982 by filing a Certificate of Limited Partnership in The
Commonwealth of Massachusetts.  The Krupp
Corporation, a Massachusetts corporation, and
The Krupp Company Limited Partnership-II, a
Massachusetts limited partnership, are the
General Partners of KRLP-IV. KRLP-IV has also issued all of the Original Limited Partner
Interests to The Krupp Company Limited
Partnership-II. On January 18, 1983, KRLP-IV commenced the offering of up to 30,000 units of Investor Limited Partner Interests (the
"Units"). As of March 31, 1983, KRLP-IV received subscriptions for all 30,000 Units at $1,000 per Unit and therefore, the public offering was successfully completed on that date. For details, see Note A to Consolidated
Financial Statements included in Item 8
(Appendix A) of this report.
The primary business of KRLP-IV is to acquire, operate and ultimately dispose of real estate.
KRLP-IV initially acquired six multi-family apartment complexes (Copper Creek, Walden Pond
(formerly Westbridge), Indian Run, Fenland
Field, Pavillion and Tilbury Woods
Apartments), a retail center (Lakeview Plaza) and invested in a joint venture in Lakeview
Tower (the "Joint Venture") with an affiliated limited partnership. KRLP-IV considers itself to be engaged in only one industry segment, investment in real estate.

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

On March 31, 1998, the Partnership sold Indian
Run Apartments, a 256-unit multi-family
apartment complex, located in Abilene, Texas, to an unaffiliated third party (see Note D to Consolidated Financial Statements, included in
Item 8 (Appendix A) of this report).

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

As of December 31, 1998, the Partnership did not employ any personnel.

ITEM 2.PROPERTIES

As of December 31, 1998, the Partnership had an aggregate of 1,000 apartment units.

A summary of the Partnership's multi-family real estate investments is presented below.
Schedule III included in Item 8 (Appendix A) to this report contains additional detailed information with respect to individual properties.


  Average Occupancy
                                          For the Years Ended
                   Year of                     December 31,

DescriptionAcquisition Total Units     1998 1997  1996 1995 1994

Fenland Field Apartments 1983   234     99% 100%  98%  95%  94%
Columbia, Maryland

Pavillion Apartments   1983     350     96%  95%  95%  94%  93%
Garland, Texas

Walden Pond Apartments   1983    416    97%  98%  95%  93%  97%
Houston, Texas
                              1,000 Units

ITEM 3.LEGAL PROCEEDINGS

There are no material pending legal
proceedings to which the Partnership is a party or to which any of its property is the subject.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF
SECURITY HOLDERS

               None.

                          PART II

ITEM 5.MARKET FOR THE REGISTRANT'S
       COMMON EQUITY AND RELATED
       STOCKHOLDER MATTERS

The transfer of Units of Limited Partner
Interest is subject to certain limitations contained in the Partnership Agreement. There is no public market for the Units and it is not anticipated that any such public market will develop.

The number of Investor Limited Partners as of December 31, 1998 was approximately 1,800.

The Partnership made the following
distributions to its Partners during the years ended December 31, 1998 and 1997:

                                 Year Ended December 31,
                              1998             1997
                        Amount  Per Unit    Amount  Per Unit
Limited Partners:

Investor Limited Partners
   (30,000 Units
   outstanding)       $2,853,592 $95.12   $1,119,903     $37.33

Original Limited Partner   35,369                     47,158

General Partners          29,182                        11,790

                      $2,918,143                    $1,178,851

Due to improvements in the operations of the properties and the availability of cash flow, the General Partners reinstated distributions in August, 1994, at a rate of $4.67 per Unit.
In 1995 and 1996, the annual distribution rates were increased to $28.00 and $37.33 per Unit, respectively. These semiannual distributions continued in 1997 and the first half of 1998 at an annualized rate of $37.33 per Unit. As a result of the sale of Indian
Run Apartments, the General Partners reduced the distribution rate to $9.33 per Unit for the distribution paid in August, 1998.
However, the General Partners increased the distribution rate to $24.69 per Unit beginning with the distribution payable in February, 1999 due to improved operations during the year.

The Partnership made special capital
distributions of $67.12 and $43.33 per Unit during the second quarter of 1998 and the second quarter of 1996, respectively, with the funds received from the sale of Indian Run
Apartments in 1998 and the sale of Lakeview
Tower Apartments in 1992, respectively.
Pursuant to the Partnership Agreement,
distributions from capital transactions, such as the sale of a property, are allocated 99% to Investor Limited Partners and 1% to the General Partners. For details, see Note G to
Consolidated Financial Statements included in
Item 8 (Appendix A) of this report.

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

                 1998       1997         1996       1995     1994


Total revenue  $ 7,169,243 $7,721,285 $7,307,643 $7,108,711$6,810,441

Income (loss) before
gain on sale of
property and
extraordinary
loss               574,090   157,116   (156,880)   (21,628) (488,936)

Gain on sale of
property         2,960,743       -          -          -           -

Extraordinary loss  (389,523)       -       -          -           -

Net income (loss)  3,145,310    157,116   (156,880)  (21,628) (488,936)

Net income (loss)
allocated to:

Investor Limited
  Partners       3,090,894   149,260    (149,036)    (20,547)   (464,489)
     Per Unit       103.03      4.98       (4.97)       (.68)     (15.48)

Original Limited
Partner             22,964     6,285      (6,275)       (865)  (19,558)

General Partners    31,452     1,571      (1,569)       (216)   (4,889)

Total assets at
December 31,    13,245,952 16,718,318 17,605,712 20,887,877  22,305,143

Long-term
obligations at
December 31,    10,552,809 19,544,471 19,429,196 20,193,607  20,939,499

Distributions:

Investor Limited
  Partners       2,853,592  1,119,903  2,419,804    839,859     140,003
     Per Unit        95.12      37.33      80.66      28.00        4.67

  Original Limited
  Partner           35,369     47,158     47,158     35,362       5,895

General Partners    29,182     11,790     24,920      8,841       1,474

Operating results for the periods presented are not comparable due to the sale of Indian
Run Apartments on March 31, 1998.

The per Unit distributions for the years ended
December 31, 1998, 1997, 1996, 1995 and 1994
were $95.12, $37.33, $80.66, $28.00 and $4.67,
respectively, of which $67.12, $0, $43.33, $0
and $0 represented a return of capital.

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

The Partnership funded approximately
$1,086,000 of capital improvements at the properties in 1998 for appliances, carpeting and other interior and exterior building improvements. The Partnership expects to spend approximately $661,000 for capital improvements in 1999 consisting of internal enhancements which include the replacement of appliances, carpeting and vinyl flooring at the properties as well as exterior improvements, including roofing, at Pavillion
Apartments. The Partnership expects to fund these improvements from established reserves and the sale of Indian Run Apartments, as discussed below.

On March 31, 1998, the Partnership sold Indian
Run Apartments to an unaffiliated third party.
The Partnership received $5,850,000, less repayment of the mortgage note payable and interest of $2,658,664 and closing costs of $137,633. For further details, see Note D to the Consolidated Financial Statements included in Item 8 (Appendix A) of this report.

Due to improvements in the operations of the properties and reduced debt service, the Partnership had sufficient cash flow in 1995 to increase the annual distribution rate to $28.00 per Unit and to $37.33 per Unit in 1996. As a result of the sale of Indian Run
Apartments, the General Partners reduced the distribution rate to $9.33 per Unit for the distribution paid in August, 1998. However, the General Partners increased the distribution rate to $24.69 per Unit beginning with the distribution payable in February, 1999 due to improved operations during the year.

The Partnership made special distributions of $2,034,000, $67.12 per Unit, and $1,313,031,
$43.33 per Unit, during the second quarter of 1998 and the second quarter of 1996, respectively, based on the remaining proceeds from the sale of Indian Run Apartments in 1998 and Lakeview Tower Apartments in 1992, respectively. Distributions of net cash proceeds from capital transactions are allocated in accordance with the Partnership
Agreement (as described in Note G to the Consolidated Financial Statements included in
Item 8 (Appendix A) of this report).

The General Partners, on an ongoing basis, assess the current and future liquidity needs in determining the levels of working capital reserves the Partnership should maintain.
Adjustments to distributions are made when appropriate to reflect such assessments.

On July 31, 1997, the General Partners
obtained an additional $900,000 note for Walden Pond Apartments. The note bears interest at a rate of 9.5% per annum and matures on February 28, 1999, simultaneous with the first mortgage note. The proceeds from the note were placed in escrow and were used to fund capital improvements at the property. The Partnership paid closing costs of $33,082 to secure the note. (For further details, see Note E to Consolidated Financial
Statements included in Item 8 (Appendix A) of this report.)

Subsequent to year-end, on February 28, 1999, the General Partners refinanced the Walden
Pond mortgage notes.  For further details, see
Note J to Consolidated Financial Statements included in Item 8 (Appendix A) of this report.

Financial Accounting Standards Board Statement
No. 131 ("FAS 131") "Disclosures about
Segments of an Enterprise and Related
Information" establishes standards for
disclosing measures for profit or loss and
total assets for each reportable segment.  FAS
131 is effective for fiscal years beginning
after December 15, 1997.   Financial
Accounting Standards Board Statement No. 133
("FAS 133") "Accounting for Derivatives" is effective for fiscal years beginning after June 15, 1999. FAS 133 establishes standards related to the accounting and disclosure requirements of derivative financial instruments. Emerging Issues Task Force ruling 97-11 ("EITF 97-11") entitled
"Accounting For Real Estate Property
Acquisitions", is effective March 19, 1998.
EITF 97-11 provides that real estate companies must expense, as incurred, the internal costs of identifying and acquiring operating property. The General Partners believe that the implementation of FAS 131 and EITF 97-11 do not have a material impact on the Partnership's financial statements, nor will the implementation of FAS 133.

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

In this regard, the General Partners of the Partnership, along with certain affiliates, began a computer systems project in 1997 to significantly upgrade its existing hardware and software. The General Partners completed the testing and conversion of the financial accounting operating systems in February 1998.
As a result, the General Partners have
generated operating efficiencies and believe their financial accounting operating systems are Year 2000 ready. Costs incurred by the Partnership are not significant to date.
There are no other systems or software that the Partnership is using at the present time.

The General Partners of the Partnership are currently in the process of identifying, evaluating and remedying the Partnership's
Year 2000 compliance issues with respect to its non-financial systems, such as computer controlled elevators, boilers, chillers or other miscellaneous systems. The General
Partners are in the process of completing the Partnership's Year 2000 compliance initiatives at its properties. Based on their identification and assessment efforts to date, the General Partners believe that certain of the computer equipment and software the Partnership currently uses will require modification or replacement. However, the
General Partners do not believe that the future efforts to achieve the Partnership's
Year 2000 compliance initiatives will result in material cost to the Partnership or significantly interrupt services or operations.

The General Partners are in the process of evaluating the potential adverse impact that could result from the failure of material third-party service providers (including but not limited to its banks and telecommunications providers) and significant vendors to be Year 2000 ready. No estimate can be made at this time as to the impact of the readiness of such third parties. However, if any of the third party service providers cease to conduct business due to Year 2000 related problems, the General Partners expect to be able to contract with alternate providers without experiencing any material adverse effects on the Partnership's financial condition and results of operations. The
Partnership is in the process of coordinating their contingency plan with the property manager, in charge of operations.

Operations


The following discussion relates to the
operations of the Partnership and its
properties (Fenland Field, Pavillion and
Walden Pond Apartments) for the years ended
December 31, 1998, 1997 and 1996.  The sale of
Indian Run Apartments in March, 1998,
significantly impacts the comparability of the Partnership's operations among the three years.

1998 compared to 1997

Net income, net of Indian Run's activity, increased during 1998 when compared to 1997 with an increase in total revenue and a decrease in total expenses. The increase in total revenue is a result of rental rate increases implemented at all the Partnership's properties in 1998. Interest income also increased due to higher cash and cash equivalent balances available for investment.

Total expenses in 1998, net of Indian Run's activity, decreased as compared to 1997, with decreases in operating and depreciation and amortization expenses, partially offset by a rise in real estate taxes and interest expense. Operating expense decreased as a result of a reduction in liability and workers compensation expense at the Partnership's properties, due to lower claims experience.
Depreciation and amortization expense
decreased as fixed asset additions purchased in previous years became fully depreciated.
Real estate taxes increased due to an increase in the assessed values of the Partnership's properties. Interest expense increased as a result of the Walden Pond additional note.
For further discussion of this note, see Note
E to the Consolidated Financial Statements included in Item 8 (Appendix A) of this report.

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

                               Position with
    Name and Age              The Krupp Corporation

    Douglas Krupp (52)        President and Co-Chairman of the
                              Board

    George Krupp (54)         Co-Chairman of the Board
                              Wayne H. Zarozny (40)
                                 Treasurer

Douglas Krupp co-founded and serves as Co-
Chairman and Chief Executive Officer of The
Berkshire Group, an integrated real estate
financial services firm engaged in real estate
acquisition, mortgage banking, investment
sponsorship, venture capital investing  and
financial management.   Mr. Krupp has held the
position of Co-Chairman since The Berkshire
Group was established as The Krupp Companies in 1969 and he has served as the Chief
Executive Officer since 1992. Mr. Krupp serves as Chairman of the Board and Director of Berkshire Realty Company, Inc. (NYSE-BRI) and he is also a member of the Board of Trustees at Brigham & Women's Hospital. He is a graduate of Bryant College where he received an honorary Doctor of Science in Business
Administration in 1989 and was elected trustee in 1990.

George Krupp is the Co-Founder and Co-
Chairman of The Berkshire Group, an integrated
real estate financial services firm engaged in
real estate acquisition, mortgage banking,
investment sponsorship, venture capital
investing  and financial management.   Mr.
Krupp has held the position of Co-Chairman since The Berkshire Group was established as The Krupp Companies in 1969. Mr. Krupp has been an instructor of history at the New
Jewish High School in Waltham, Massachusetts since September of 1997. Mr. Krupp attended the University of Pennsylvania and Harvard
University and holds a Master's Degree in History from Brown University.

Wayne H. Zarozny is Vice President of The
Berkshire Group. Mr. Zarozny has held several positions within The Berkshire Group since joining the company in 1986 and is currently responsible for asset management, accounting, financial reporting and treasury activities.
Prior to joining The Berkshire Group, he was an audit supervisor for Pannell Kerr Forster
International and on the audit staff of
Deloitte, Haskins and Sells in Boston. He received a B.S. degree from Bryant College, a Master's degree in Business Administration from Clark University and is a Certified
Public Accountant.

ITEM 11.                      EXECUTIVE COMPENSATION

The Partnership has no directors or executive officers.

ITEM 12.                      SECURITY OWNERSHIP OF CERTAIN
                              BENEFICIAL OWNERS AND MANAGEMENT

As of December 31, 1998, beneficial owners of record owning more than 5% of the Partnership's 30,000 outstanding Units were as follows:

 Title        Name and Address   Amount and Nature   Percent
  of                 of                 of            of
 Class        Beneficial Owner       Beneficial Ownership Class

   Investor Equity Resource Fund
   Limited     XVII LP
Partner     14 Story Street
 Units      Cambridge, MA 02138     394.5 Units       3.0%

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

        Walden Pond Apartments

        (10.4)
Management Agreement dated June 2, 1983 between Krupp Realty Limited Partnership-IV, as Owner, and BRI OP Limited Partnership, formerly known as Berkshire Property Management, a subsidiary of Berkshire Realty Company, Inc. [Exhibit 10.19 to Registrant's Annual Report on Form 10-K dated December 31, 1983 (File No. 2-80650)].*

        (10.5)
Certificate of Limited Partnership of Westbridge Partners, Ltd., executed March 1, 1990. [Exhibit 19.9 to Registrant's Report on Form 10-Q dated June 30, 1990 (File No. 0-11987)].*

        (10.6)
Westbridge Partners, Ltd. Agreement of Limited Partnership executed March 1, 1990. [Exhibit 20.1 to Registrant's Report on Form 10-Q dated June 30, 1990 (File No. 0-11987)].*

        (10.7)
Bill of Sale Agreement between Krupp Realty Limited Partnership-IV and Westbridge Partners, Ltd., executed March 1, 1990. [Exhibit
20.2 to Registrant's Report on Form 10-Q dated June 30, 1990 (File
No. 0-11987)].*

       (10.8)
Westbridge Partners, Ltd. First Amendment to Agreement of Limited
Partnership, executed April 9, 1990. [Exhibit 20.3 to Registrant's Report on Form 10-Q dated June 30, 1990 (File No. 0-11987)].*

       (10.9)
Order Granting Motion of First Boston Mortgage Capital Corp. for
Relief from the Automatic Stay dated January 28, 1992. [Exhibit C to Registrant's Report on Form 8-K dated March 3, 1992 (File No. 0-
11987)].*

       (10.10)
Modification Agreement dated February 28, 1992 between Westbridge
Partners, Ltd. and University Mortgage Acquisition Corp. [Exhibit
10.14 to Registrant's Annual Report on Form 10-K dated December 31, 1993 (File No. 0-11987)].*

       (10.11)
Renewal Multifamily Note dated February 28, 1992 between Westbridge Partners, Ltd. and University Mortgage Acquisition Corp. [Exhibit
10.15 to Registrant's Annual Report on Form 10-K dated December 31, 1993 (File No. 0-11987)].*

       (10.12)
Renewal Multifamily Deed of Trust, Assignment of Rents and Security Agreement dated February 28, 1992 by Westbridge Partners, Ltd. and John M. Walker, Jr., as Trustee, and University Mortgage Acquisition Corp. [Exhibit 10.16 to Registrant's Annual Report on Form 10-K dated December 31, 1993 (File No. 0-11987)].*

       Pavillion Apartments

       (10.13)
       Management Agreement dated June 2, 1983 between Krupp Realty Limited Partnership-IV, as Owner, and BRI OP Limited Partnership, formerly known as Berkshire Property Management, a subsidiary of Berkshire Realty Company, Inc. [Exhibit 10.25 to Registrant's Annual Report on Form 10-K dated December 31, 1983 (File No. 2-80650)].*

       (10.14)
Certificate of Limited Partnership of Pavillion Partners, Ltd., executed March 1, 1990. [Exhibit 19.1 to Registrant's Report on
Form 10-Q dated June 30, 1990 (File No. 0-11987)].*

       (10.15)
Pavillion Partners, Ltd. Agreement of Limited Partnership executed March 1, 1990. [Exhibit 19.2 to Registrant's Report on Form 10-Q dated June 30, 1990 (File No. 0-11987)].*

       (10.16)
Bill of Sale Agreement between Krupp Realty Limited Partnership-IV and Pavillion Partners, Ltd., executed March 1, 1990. [Exhibit
19.3 to Registrant's Report on Form 10-Q dated June 30, 1990 (File
No. 0-11987)].*

       (10.17)
Pavillion Partners, Ltd. First Amendment to Agreement of Limited
Partnership, executed April 9, 1990. [Exhibit 19.4 to Registrant's Report on Form 10-Q dated June 30, 1990 (File No. 0-11987)].*

       (10.18)
Pavillion Partners, Ltd. Chapter 11 Voluntary Petition executed June 4, 1990 in The United States Bankruptcy Court for the Northern District of Texas, Dallas Division. [Exhibit 10.51 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1990 (File No. 0-11987)].*

       (10.19)
Pavillion Partners, Ltd., Debtor's First Amended Plan of
Reorganization executed January 16, 1991 in The United States
Bankruptcy Court for the Northern District of Texas, Dallas
Division. [Exhibit 10.52 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1990 (File No. 0-11987)].*

       (10.20)
Promissory Note dated April 13, 1994 by and between Pavillion
Partners, Ltd. and Sunlife Insurance Company of America.  [Exhibit
10.1 to Registrant's Report on Form 10-Q dated June 30, 1994 (File
No. 0-11987)].*

       (10.21)
Deed of Trust and Security Agreement dated April 13, 1994 between
Pavillion Partners, Ltd. and Sunlife Insurance Company of America. [Exhibit 10.2 to Registrant's Report on Form 10-Q dated June 30,
1994 (File No. 0-11987)].*

       * Incorporated by reference.

(c) Reports on Form 8-K

    During the last quarter of the year ended December 31, 1998 the Partnership did not file any reports on Form 8-K.


SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 1999.

                        KRUPP REALTY LIMITED PARTNERSHIP-IV

                        By: The Krupp Corporation, a General
                        Partner

                        By: /s/ Douglas Krupp
                        Douglas Krupp, President, Co-Chairman
                        (Principal Executive Officer)
                         and Director of The Krupp Corporation


Pursuant to the requirements of the Securities
Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 30th day of March, 1999.

Signatures                      Titles


/s/ Douglas Krupp               President, Co-Chairman (Principal

Douglas Krupp               Executive Officer) and Director of
                            The Krupp Corporation, a General
                            Partner.

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

/s/ Wayne H. Zarozny            Treasurer of the Krupp
Corporation,
Wayne H. Zarozny                a General Partner.

                          APPENDIX A

     KRUPP REALTY LIMITED PARTNERSHIP-IV AND SUBSIDIARIES


        CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE
                      ITEM 8 OF FORM 10-K

    ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
             For the Year Ended December 31, 1998

     KRUPP REALTY LIMITED PARTNERSHIP-IV AND SUBSIDIARIES

    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE



Report of Independent Accountants                              F-3

Consolidated Balance Sheets at December 31, 1998 and
December 31, 1997                                              F-4


Consolidated Statements of Operations For the Years Ended
December 31, 1998, 1997 and 1996                         F-5 - F-6


Consolidated Statements of Changes in Partners' Deficit
For the Years Ended December 31, 1998, 1997 and 1996           F-7


Consolidated Statements of Cash Flows For the Years Ended
December 31, 1998, 1997 and 1996                               F-8


Notes to Consolidated Financial Statements              F-9 - F-17


Schedule III - Real Estate and Accumulated DepreciationF-18 - F-19


All other schedules are omitted as they are not applicable, not required, or the information is provided in the consolidated financial statements or the notes thereto.

               REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners of
Krupp Realty Limited Partnership-IV and Subsidiaries:


In our opinion, the consolidated financial statements and the financial statement schedule listed in the index on page F-2 present fairly, in all material respects, the financial position of Krupp Realty Limited
Partnership-IV and  Subsidiaries (the
"Partnership") at December 31, 1998 and
December 31, 1997, and the results of their operations and their cash flows for each of the three years in the period ended December
31, 1998, in conformity with generally
accepted accounting principles. These
financial statements and financial statement schedule are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


Boston, Massachusetts           /s/ PricewaterhouseCoopers LLP
February 10, 1999

     KRUPP REALTY LIMITED PARTNERSHIP-IV AND SUBSIDIARIES

                CONSOLIDATED BALANCE SHEETS
                December 31, 1998 and 1997

                          ASSETS

                                         1998        1997

Multi-family apartment complexes,
net of accumulated depreciation of
$23,263,961 and $26,859,567, respectively
(Notes D and E)                      $11,585,489 $14,947,503
Cash and cash equivalents (Note C)       774,230     402,621

Replacement reserve and repair escrows (Note E)         -
302,985
Prepaid expenses and other assets        795,705     852,446
Deferred expenses, net of accumulated
amortization of $256,510 and $218,977,
respectively                              90,528     212,763

  Total assets                       $13,245,952 $16,718,318


             LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
Mortgage notes payable (Note E)      $16,933,049 $20,327,586
Due to affiliates (Note H)                10,734      41,571
Other liabilities (Note F)               938,569   1,212,728

  Total liabilities                   17,882,352  21,581,885


Partners' deficit (Note G):
Investor Limited Partners
  (30,000 Units outstanding)          (2,979,654) (3,216,956)
Original Limited Partner              (1,351,830) (1,339,425)
General Partners                        (304,916)   (307,186)

Total Partners' deficit               (4,636,400) (4,863,567)

Total liabilities and Partners' deficit$13,245,952$16,718,318

          The accompanying notes are an integral
   part of the consolidated financial statements.
   KRUPP REALTY LIMITED PARTNERSHIP-IV AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF OPERATIONS
   For the Years Ended December 31, 1998, 1997 and 1996


                               1998           1997       1996

Revenue:
Rental                       $ 7,066,401  $ 7,667,293$ 7,195,526
Other income (Note C)            102,842       53,992    112,117

   Total revenue               7,169,243    7,721,285  7,307,643

Expenses:
Operating (Note H)             1,916,491    2,169,020  2,204,240
Maintenance                      606,271      677,491    722,959
Real estate taxes                724,018      759,158    743,584
Management fees (Note H)         287,049      308,841    269,428
General and administrative (Note H)138,201     153,734    120,653
Depreciation and amortization    1,762,642   2,179,399  2,106,590
Interest (Note E)              1,154,453    1,312,291  1,294,247

  Total expenses               6,589,125    7,559,934  7,461,701

Income (loss) before minority
interest, gain on sale of property
and extraordinary loss           580,118      161,351   (154,058)

Minority interest                 (6,028)     (4,235)     (2,822)

Gain on sale of property (Note D)  2,960,743       -        -

Income (loss) before extraordinary
loss                           3,534,833      157,116   (156,880)

Extraordinary loss from early
extinguishment of debt (Note D) (389,523)        -          -

Net income (loss) (Note I)   $ 3,145,310  $   157,116$  (156,880)

Allocation of net income (loss)
(Note G):

Investor Limited Partners
  (30,000 Units outstanding):
  Income (loss) before gain on
    sale of property and
    extraordinary loss       $   545,386  $   149,260$  (149,036)
  Gain on sale of property     2,931,136         -          -
  Extraordinary loss            (385,628)       -           -

  Net income (loss)          $ 3,090,894  $   149,260$  (149,036)

Investor Limited Partners
  Per Unit:
  Income (loss) before gain on
    sale of property and
    extraordinary loss       $     18.18  $      4.98$     (4.97)
  Gain on sale of property         97.70         -          -
  Extraordinary loss              (12.85)       -           -

  Net income (loss)          $    103.03  $     4.98 $     (4.97)

Continued
    KRUPP REALTY LIMITED PARTNERSHIP-IV AND SUBSIDIARIES

      CONSOLIDATED STATEMENTS OF OPERATIONS, Continued
    For the Years Ended December 31, 1998, 1997 and 1996


                                 1998         1997       1996

Original Limited Partner
   (100 Units outstanding):
   Income (loss) before gain on
     sale of property and
     extraordinary loss      $    22,964  $     6,285$    (6,275)
   Gain on sale of property         -            -          -
   Extraordinary loss               -            -          -

   Net income (loss)         $    22,964  $     6,285$    (6,275)

General Partners:
   Income (loss) before gain on
     sale of property and
     extraordinary loss      $     5,740  $     1,571$    (1,569)
   Gain on sale of property       29,607         -          -
   Extraordinary loss             (3,895)       -           -

   Net income (loss)         $    31,452  $     1,571$    (1,569)

                The accompanying notes are an integral
   part of the consolidated financial statements.
   KRUPP REALTY LIMITED PARTNERSHIP-IV AND SUBSIDIARIES

  CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
   For the Years Ended December 31, 1998, 1997 and 1996


                 Investor     Original                 Total
                 Limited      Limited     General      Partners'
  Partners       Partner      Partners    Deficit

Balance at
December 31, 1995$  322,527 $(1,245,119)$ (270,478)  $(1,193,070)

Distributions    (2,419,804)   (47,158)     (24,920) (2,491,882)

Net loss           (149,036)  (6,275)        (1,569)   (156,880)

Balance at
December 31, 1996(2,246,313) (1,298,552)   (296,967) (3,841,832)

Distributions    (1,119,903)  (47,158)      (11,790) (1,178,851)

Net income          149,260   6,285           1,571      157,116

Balance at
December 31, 1997(3,216,956)(1,339,425)    (307,186) (4,863,567)

Distributions
(Note G)         (2,853,592) (35,369)       (29,182) (2,918,143)

Net income (Note G)  3,090,894     22,964     31,452   3,145,310

Balance at
December 31, 1998$ (2,979,654)$(1,351,830)$ (304,916)$(4,636,400)

The per Unit distributions for the years ended December 31, 1998, 1997 and 1996 were $95.12, $37.33 and $80.66, respectively, of which $67.12, $0 and $43.33 represented a return of capital, respectively.

               The accompanying notes are an integral
        part of the consolidated financial statements.
   KRUPP REALTY LIMITED PARTNERSHIP-IV AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF CASH FLOWS
     For the Years Ended December 31, 1998, 1997 and 1996

                          1998                  1997       1996

Cash flows from operating activities:
Net income (loss)      $ 3,145,310          $   157,116$  (156,880)
Adjustment to reconcile net income
 (loss) to net cash provided by
 operating activities:
 Depreciation and amortization 1,762,642      2,179,399  2,106,590
 Interest earned on repair escrow(12,898)          -          -
 Gain on sale of property     (2,960,743)          -          -
 Extraordinary loss from early
    extinguishment of debt       389,523           -          -
 Changes in assets and liabilities:
    Decrease (increase) in prepaid
       expenses and other assets  23,019        (42,867)   (127,399)
    Increase (decrease) in other
       liabilities                (276,153)      (3,997)    171,778
    Increase (decrease) in due to
       affiliates                 (30,837)        9,179    (65,448)
    Releases from real estate tax
       and insurance escrows due to
       sale of property            33,722          -          -
         Net cash provided by
            operating activities 2,073,585    2,298,830  1,928,641

Cash flows from investing activities:
Deposits to replacement reserve and
 repair escrows                   (10,769)     (962,861)    (62,861)
Withdrawals from replacement reserve
 and repair escrows                315,159      691,827     49,976
Release from replacement reserve
 escrow due to sale of property     11,493         -          -
Additions to fixed assets         (1,085,983) (1,498,413)   (530,823)
Increase (decrease) in other
 liabilities for fixed asset
 additions                            1,994      (6,289)      6,289
Proceeds from sale of property, net 5,711,482       -         -
         Net cash provided by (used
            in) investing activities4,943,376 (1,775,736)   (537,419)

Cash flows from financing activities:
Proceeds from note payable              -       900,000       -
Principal payments on mortgage
 notes payable                      (756,495)   (764,552)   (746,022)
Repayment of mortgage note payable (2,638,042)      -         -
Decrease (increase) in deferred
 expenses                              3,191    (33,082)       -
Payment of prepayment premium       (335,863)       -         -
Distributions                     (2,918,143) (1,178,851) (2,491,882)
         Net cash used in financing
            activities            (6,645,352) (1,076,485) (3,237,904)

Net increase (decrease) in cash and
cash equivalents                     371,609   (553,391) (1,846,682)


Cash and cash equivalents,
beginning of year                    402,621    956,012  2,802,694

Cash and cash equivalents, end of year$ 774,230$   402,621$   956,012

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

As of December 31, 1998, the Partnership owned three multi-family apartment complexes.

B.Significant Accounting Policies
The Partnership uses the following accounting policies for financial reporting purposes, which may differ in certain respects from those used for federal income tax purposes
(see Note I).

Basis of Presentation
The consolidated financial statements present the consolidated assets, liabilities and operations of Pavillion Partners, Ltd.,
Westbridge Partners, Ltd. and KRLP-IV (see
Note A).  All intercompany balances and
transactions have been eliminated.  At
December 31, 1998 and 1997, minority interest of $15,709 and $21,736, respectively, was included in other assets.

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

Impairment of Long-Lived Assets
Real estate assets and equipment are stated at depreciated cost. Pursuant to Statement of Financial Accounting Standards Opinion No. 121
Accounting for the Impairment of Long-Lived
Assets and for Long-Lived Assets to be
Disposed of', impairment losses are recorded on long-lived assets used in operations on a property by property basis, when events and circumstances indicate that the assets might be impaired and the estimated undiscounted cash flows to be generated by those assets are less than the carrying amount of those assets.
Upon determination that an impairment has occurred, those assets shall be reduced to fair value.

Depreciation
Depreciation is provided for by the use of the straight-line method over estimated useful lives of the related assets as follows:

Buildings and improvements  3 to 25
years

Appliances, carpeting and equipment3 to 8 years

Deferred Expenses
Costs of obtaining and recording mortgages on the properties are amortized over the term of the related mortgage notes using the straight-line method which approximates the effective interest method.

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

Continued
KRUPP REALTY LIMITED PARTNERSHIP-IV AND
SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,
Continued


B.Significant Accounting Policies, Continued

Descriptive Information About Reportable
Segments
During the fourth quarter of 1998, the
Partnership adopted the Financial Accounting
Standards Board's Statement of Financial
Accounting Standards No. 131, "Disclosures
About Segments of an Enterprise and Related
Information ("Statement No. 131").  Statement
No. 131 superseded FASB Statement No. 14,
"Financial Reporting for Segments of a
Business Enterprise". Statement No. 131 establishes standards for the way that public business enterprises report information regarding reportable operating segments. The adoption of Statement No. 131 did not affect the results of operations or financial position of the Partnership.

The Partnership operates and develops
apartment communities which generate rental and other income through the leasing of apartment units. The General Partners separately evaluate the performance of each of the Partnership's apartment communities.
However, because each of the apartment
communities have similar economic
characteristics, facilities, services and tenants, the apartment communities have been aggregated into a single dominant apartment communities segment.

All revenues are from external customers and no revenues are generated from transactions with other segments. There are no tenants which contributed 10% or more of the Partnership's total revenue during 1998, 1997 or 1996.

Reclassifications
Certain prior year balances have been
reclassified to conform with current year consolidated financial statement presentation.

C.Cash and Cash Equivalents

Cash and cash equivalents consisted of the following:

                                  December 31,  December 31,
                                      1998          1997

   Cash and money market accounts$    774,230   $    402,621
   Commercial paper                       -             -

                                  $    774,230  $    402,621

D.Sale of Indian Run Apartments

On March 31, 1998, the Partnership sold Indian
Run Apartments ("Indian Run"), a 256-unit multi-family apartment complex, located in
Abilene, Texas, to an unaffiliated third party. The Partnership received $5,850,000, less repayment of the mortgage note payable and interest of $2,658,664 and closing costs of $138,518. For financial reporting purposes, the Partnership realized a gain of $2,960,743 on the sale. The gain was calculated as the difference between the property's selling price less net book value of the property and closing costs.

In conjunction with the sale of the property on March 31, 1998, the Partnership prepaid the mortgage note. As a result of the retirement of debt, the Partnership incurred a prepayment premium of $335,863. The prepayment premium, as well as unamortized deferred mortgage costs of $53,660, are reported in the Consolidated
Statement of Operations as an extraordinary loss from early extinguishment of debt.

Continued

KRUPP REALTY LIMITED PARTNERSHIP-IV AND
SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,
Continued


E.Mortgage Notes Payable

The properties owned by the Partnership are pledged as collateral for the respective non-recourse mortgage notes payable outstanding at December 31, 1998 and 1997. Mortgage notes payable consisted of the following:

                             Principal
Annual Interest
   Property      1998         1997   Rate         Maturity Date


Fenland Field
   Apartments$ 4,014,512$ 4,142,659     9.25%    June 1, 2000

Indian Run
   Apartments      -      2,647,719     9.51%          -

Walden Pond
   Apartments  6,171,477  6,726,440    see below February 28, 1999

Pavillion
   Apartments             6,747,060      6,810,768  9.25%May 1,2001


   Total     $16,933,049            $20,327,586

  Fenland Field Apartments

The property is subject to a non-recourse mortgage note payable, based on a 20-year amortization, in equal monthly installments of principal and interest of $42,167. At maturity, all unpaid principal ($3,824,206) and any accrued and unpaid interest are due.
The note may be prepaid subject to certain prepayment premiums. The mortgage note is collateralized by the property.

Based on the borrowing rates currently
available to the Partnership for bank loans with similar terms and average maturities, the fair value of long-term debt is approximately
$4,157,000 at December 31, 1998.  At December
31, 1997, the fair market value could not be determined since the mortgage note could not be prepaid until 1998.

  Indian Run Apartments

  In conjunction with the sale of the property on March 31, 1998, the Partnership prepaid the mortgage note. As a result of the retirement of debt, the Partnership incurred a prepayment premium of $335,863. The prepayment premium, as well as unamortized deferred mortgage costs of $53,660, are reported in the Consolidated Statement of Operations as an extraordinary loss from early extinguishment of debt (see Note D).


                     Continued
KRUPP REALTY LIMITED PARTNERSHIP-IV AND SUBSIDIARIES

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


E. Mortgage Notes Payable, Continued

  Walden Pond Apartments

On February 28, 1992, the prior wrap-
around mortgage note was modified in
bankruptcy court.  The modified first
mortgage note with a principal balance of $5,500,000, which has a stated rate of 9.5%, is being amortized over a 30-year period and requires monthly payments of $46,247. For financial reporting purposes, generally accepted accounting principles required the Partnership to reduce the outstanding principal balance of the mortgage to the sum of the future cash flow payments required under the terms of the mortgage, including a final payment on February 28, 1999 of approximately $5,200,000. All cash payments made subsequent to the restructure are recorded as a reduction of the principal balance with no interest expense recognized by the Partnership.
The note may be prepaid at any time,
subject to certain prepayment premiums.

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

On February 28, 1999 the General Partners refinanced the mortgage notes payable of $5,500,000 and $900,000 (see Note J).

Based on the borrowing rates currently
available to the Partnership for bank loans with similar terms and average maturities, the fair value of long-term debt is approximately
$5,234,000 and $6,300,000 at December 31, 1998
and 1997, respectively.

Pavillion Apartments

The property is subject to a non-recourse mortgage note payable, based on a 30-year amortization, in equal monthly installments of principal and interest of $57,587. At maturity, all unpaid principal ($6,580,326) and any accrued and unpaid interest are due.
The note may be prepaid at any time, subject to certain prepayment premiums.

Based on the borrowing rates currently
available to the Partnership for bank loans with similar terms and average maturities, the fair value of long-term debt is approximately
$7,109,000 and $7,200,000 at December 31, 1998
and 1997, respectively.

Due to restrictions on transfers and
prepayment, the Partnership may be unable to refinance certain mortgage notes payable at such calculated fair value.




                         Continued
        KRUPP REALTY LIMITED PARTNERSHIP-IV AND SUBSIDIARIES

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


E. Mortgage Notes Payable, Continued

The aggregate scheduled principal amounts of long-term borrowings due during the five years ending December 31, 2003 are $6,380,240, $3,962,221, $6,607,261, $0 and
$0, respectively.

The Partnership paid interest on its
mortgage notes of $1,154,453, $1,304,929 and
1,294,247 during the years ended December
31, 1998, 1997 and 1996, respectively.

F.                Other Liabilities

Other liabilities consisted of the following at December 31, 1998 and 1997:

                                          1998       1997
   Accounts payable                     $  2,802  $     -
   Accrued real estate taxes             521,196     616,682
   Other liabilities                     258,203     443,491
   Tenant security deposits              156,368     152,555
                                        $938,569  $1,212,728

G.Partners' Deficit

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

In accordance with the Partnership Agreement, distributions are generally made on the same basis as the allocations of profits and losses described above. Upon the occurrence of a capital transaction, as defined in the Partnership Agreement, proceeds will be applied to the payment of all debts and liabilities of the Partnership then due and then fund any reserves for contingent liabilities. Remaining net cash proceeds will then be distributed 99% to the Investor
Limited Partners until they have received a return of their total invested capital and 1% to the General Partners, thereafter net cash proceeds will be distributed in accordance with the Partnership Agreement.

Continued
        KRUPP REALTY LIMITED PARTNERSHIP-IV AND SUBSIDIARIES

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


G.Partners' Deficit, Continued

As of December 31, 1998, the following
cumulative partner contributions and
allocations have been made since inception of KRLP-IV:

                    Investor     Original
                    Limited      Limited    General
                   Partners      Partner    Partners     Total

Capital contributions$ 30,000,000 $ 4,000  $   1,000 $ 30,005,000
Syndication costs   (4,050,000)      -          -      (4,050,000)
Cash distributions:
   Operations       (7,974,048) (335,762)    (83,938)  (8,393,748)
   Capital
       transactions (5,313,560)     -        (53,673)  (5,367,233)
Income (loss):
       Operations  (27,465,138)(1,317,990)  (290,740)(29,073,868)
       Capital
       transactions11,823,092     297,922    122,435   12,243,449
Balance at
   December 31, 1998$(2,979,654)$(1,351,830)$(304,916)$ (4,636,400)

H.Related Party Transactions

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

Amounts accrued or paid to the General
Partners' affiliates for the years ended
December 31, 1998, 1997 and 1996 were as follows:

                 1998  1997    1996

   Property management fees   $287,049    $308,841   $269,428

   Expense reimbursements      275,788     268,443    256,144

       Charged to operations  $562,837    $577,284   $525,572

Due to affiliates consisted of expense
reimbursements of $10,734 and $41,571 at December 31, 1998 and 1997, respectively.

I.Federal Income Taxes

For federal income tax purposes, the
Partnership is depreciating property using the Accelerated Cost Recovery System
("ACRS") and the Modified Accelerated Cost
Recovery System ("MACRS") depending on which is applicable.
Continued
KRUPP REALTY LIMITED PARTNERSHIP-IV AND SUBSIDIARIES

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


I.Federal Income Taxes, Continued

The reconciliation of the net income (loss) for each year reported in the accompanying
Consolidated Statement of Operations with the net loss reported in the Partnership's federal income tax return for the years ended December 31, 1998, 1997 and 1996 is as follows:

                                 1998        1997       1996

Net income (loss) per Consolidated
  Statement of Operations     $3,145,310  $  157,116 $ (156,880)

  Difference in book to tax
    depreciation for Fenland Field
    and Indian Run               200,671      59,156     90,299

  Difference in Partnership's
    share of Pavillion Partners
    net loss for tax purposes    172,490      17,560     31,598


  Difference in Partnership's
    share of Westbridge Partners
    net income for tax purposes (128,156)  (401,876)  (468,815)

  Difference between book and tax
    gain on sale of property   1,742,577        -          -

Net income (loss) for federal
  income tax purposes         $5,132,892  $(168,044) $ (503,798)

The allocation of the net income for federal income tax purposes for 1998 is as follows:

Portfolio           Passive     Income      Income     Total

  Investor Limited
    Partners       $   95,183 $4,969,485  $ 5,064,668

  Original Limited
    Partner             4,008     12,887       16,895

  General Partners      1,002     50,327       51,329

                   $  100,193 $5,032,699  $ 5,132,892

During the years ended December 31, 1998, 1997 and 1996 the per Unit net income (loss) to the Investor Limited Partners for federal income tax purposes was $168.82, $(5.32) and $(15.95), respectively.

The basis of the Partnership's assets for financial reporting purposes exceeded its tax basis by approximately $3,789,000 and
$6,036,000 at December 31, 1998 and 1997,
respectively. The basis of the Partnership's liabilities for financial reporting purposes is less than its tax basis by approximately
$7,580,000 and $7,966,000 at December 31, 1998
and 1997, respectively.



Continued
KRUPP REALTY LIMITED PARTNERSHIP-IV AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


J.Subsequent Event

Subsequent to year-end on February 28, 1999, the Partnership refinanced the Walden Pond mortgage notes of $5,500,000 and $900,000 with monthly principal payments of $6,500 and $1,100, respectively, and interest payments at the Contract rate of interest equal to the greater of (a) 0.5% per annum in excess of the prime rate, or (b) 8% per annum. The notes mature on February 28, 2001.
    KRUPP REALTY LIMITED PARTNERSHIP-IV AND SUBSIDIARIES

   SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                      December 31, 1998

                                                   Costs Capitalized
                                                     Subsequent to
                         Initial Cost to Partnership     Acquisition
                          Buildings & Buildings &        Depreciable
DescriptionEncumbrances   Land Improvements Land  Improvements     Life

Fenland Field
Apartments
Columbia, MD  $  4,014,512$365,262 $ 4,852,767 $407 $2,612,2043 to 25 Years

Walden Pond Apts.
Houston, TX (a)  6,084,188 906,253 12,040,217  1,211  2,534,230 3 to 25 Years

Pavillion Apts.
Garland, TX     6,747,060  680,621  9,042,535  1,199  1,812,544  3 to 25 Years


Total      $ 16,845,760 $1,952,136 $25,935,519 $2,817 $6,958,978

                              Gross Amounts Carried at
                                         End of Year


Description  Land Buildings and
         Improvements   TotalAccumulated Depreciation  Year Year Acquired
                                                            Construction
                                                             Completed
Fenland Field Apartments Columbia, MD$365,669$7,464,971$7,830,640$5,548,266
1970 1983
Walden PondApts. Houston,TX 907,464 14,574,447 15,481,911 10,141,397
1982 1983
Pavillion Apts.Garland, TX 681,820 10,855,079 11,536,899  7,574,298 19831983
Total$1,954,953 $32,894,49 7$34,849,450 $23,263,961(a)

The mortgage note payable balance per the Consolidated Balance Sheets includes all interest payable through maturity (see Note E).


Continued
                      KRUPP REALTY LIMITED PARTNERSHIP-IV AND SUBSIDIARIES

        SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION, Continued
                                        December 31, 1998


   Reconciliation of Real Estate and Accumulated Depreciation for each of the three years in the period ended December 31, 1998:

                                  1998              1997            1996

   Real Estate

   Balance at beginning
        of year                 $41,807,070     $ 40,308,657    $ 39,777,834
   Acquisition
        and improvements          1,085,983        1,498,413         530,823
   Sale of property              (8,043,603)        -                    -

   Balance at end of year $ 34,849,450 $ 41,807,070$ 40,308,657


                                    1998        1997                 1996

   Accumulated Depreciation

   Balance at beginning
        of year                 $ 26,859,567$ 24,742,332         $ 22,689,200
   Depreciation expense            1,697,258   2,117,235            2,053,132
   Sale of property               (5,292,864)        -                   -

   Balance at end of year$ 23,263,961$ 26,859,567                $ 24,742,332

                   The Partnership uses the cost
                   basis for property valuation for
                   both income tax and financial
                   statement purposes.  The
                   aggregate cost of the
                   Partnership's real estate for
                   federal income tax purposes at
                   December 31, 1998 is $34,854,403
                   and the aggregate accumulated
                   depreciation for federal income
                   tax purposes is $28,753,290.