Form 10-Q
period 1999-03-31
KRUPP REALTY LTD PARTNERSHIP IV
filed 1999-05-17
CIK 710389

UNITED STATES
     SECURITIES AND EXCHANGE COMMISSION
           Washington, D.C. 20549


                  FORM 10-Q

(Mark One)

     QUARTERLY REPORT PURSUANT TO SECTION 13
     OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

For the quarterly period ended    March 31,1999

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


               (617) 523-7722
  (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant
(1) has filed all reports required to be filed
by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12
months (or for such shorter period that the
registrant was required to file such reports),
and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X
No

The total number of pages in this document is 13.

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

                   CONSOLIDATED BALANCE SHEETS



                             ASSETS
                                        (Unaudited)
                                          March 31, December 31,
                                            1999        1998
Multi-family apartment complexes, net of
 accumulated depreciation of $23,627,670
 and $23,263,961, respectively (Note 3) $11,417,758  $11,585,489
Cash and cash equivalents                   662,052      774,230
Prepaid expenses and other assets           407,205      795,705
Deferred expenses, net of accumulated
 amortization of $241,094 and $256,510,
 respectively (Notes 2 and 3)               106,505       90,528

    Total assets                        $12,593,520  $13,245,952


                LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
 Mortgage notes payable (Notes 2 and 3) $16,782,705  $16,933,049
 Due to affiliates (Note 5)                  85,151       10,734
 Other liabilities                          540,557      938,569

    Total liabilities                    17,408,413   17,882,352

Partners' deficit (Note 4):
 Investor Limited Partners
   (30,000 Units outstanding)            (3,149,223)  (2,979,654)
  Original Limited Partner               (1,358,969)  (1,351,830)
  General Partners                         (306,701)    (304,916)

    Total Partners' deficit              (4,814,893)  (4,636,400)

Total liabilities and Partners' deficit $12,593,520  $13,245,952

             The accompanying notes are an integral
         part of the consolidated financial statements.
      KRUPP REALTY LIMITED PARTNERSHIP-IV AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

                                           For the Three Months
                                              Ended March 31,
                                           1999        1998
Revenue:
  Rental                                $1,718,127  $1,950,181
  Other income                              12,745      23,398

      Total revenue                      1,730,872   1,973,579

Expenses:
  Operating (Note 5)                       419,744     565,146
  Maintenance                              128,997     104,318
  Real estate taxes                        188,983     206,577
  Management fees (Note 5)                  65,202      81,661
  General and administrative (Note 5)       30,530      30,338
  Depreciation and amortization            378,182     486,774
  Interest                                 306,293     336,643

      Total expenses                     1,517,931   1,811,457

Income before minority interest, gain on
  sale of property and extraordinary loss  212,941     162,122

Minority interest                           (1,651)     (1,447)

Gain on sale of property (Note 3)             -      2,979,330

Income before extraordinary loss           211,290   3,140,005

Extraordinary loss from early
  extinguishment of debt (Note 3)             -       (389,523)

Net income                              $  211,290  $2,750,482

Allocation of net income (Note 4):

  Investor Limited Partners
  (30,000 Units outstanding):
     Income before gain on sale of property
       and extraordinary loss           $  200,725  $  152,641
     Gain on sale of property                 -      2,949,537
     Extraordinary loss                       -       (385,628)
     Net income                         $  200,725  $2,716,550

  Investor Limited Partners Per Unit:
     Income before gain on sale of property
       and extraordinary loss           $    6.69  $     5.08
     Gain on sale of property                 -          98.32
     Extraordinary loss                       -         (12.85)
     Net income                         $     6.69  $    90.55







Continued
      KRUPP REALTY LIMITED PARTNERSHIP-IV AND SUBSIDIARIES

        CONSOLIDATED STATEMENTS OF OPERATIONS, Continued

(Unaudited)

                                           For the Three Months
                                              Ended March 31,
                                           1999        1998

   Original Limited Partner
   (100 Units outstanding):
      Income before gain on sale of property
        and extraordinary loss            $ 8,452  $ 6,427

      Gain on sale of property                -         -
      Extraordinary loss                      -         -
      Net income                        $    8,452  $ 6,427

   General Partners:
      Income before gain on sale of property
        and extraordinary loss          $    2,113  $    1,607
      Gain on sale of property                -         29,793
      Extraordinary loss                      -         (3,895)
      Net income                        $    2,113  $   27,505


             The accompanying notes are an integral
         part of the consolidated financial statements.
      KRUPP REALTY LIMITED PARTNERSHIP-IV AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
     For the Three Months                        Ended March 31,

                                              1999      1998

Cash flows from operating activities:
    Net income                              $211,290  $2,750,482
    Adjustment to reconcile net income to net
    cash provided by operating activities:

Depreciation and amortization                378,182     486,774
Interest earned on repair escrow                  -    (12,898)
Gain on sale of property                          -  (2,979,330)
Extraordinary loss from early extinguishment
of debt                                           -      389,523
        Changes in assets and liabilities:

Decrease in prepaid expenses and other assets   388,500   445,521

Decrease in other liabilities                 (399,049)(549,729)
           Increase in due to affiliates        74,417   59,641
Releases from real estate tax and insurance escrows
due to sale of property                           -       33,722

Net cash provided by operating activities     653,340    623,706

Cash flows from investing activities:
    Deposits to replacement reserve and repair
      escrows                                   -       (10,769)
     Withdrawals from replacement reserve and repair
      escrows                                   -       315,159
     Release from replacement reserve escrow due to
      sale of property                            -      11,493
     Decrease in deferred expenses                -       3,191
     Increase in other liabilities for fixed asset
      additions                                1,037     10,035
     Additions to fixed assets                (195,978)(330,907)
    Proceeds from sale of property, net           -    5,724,255

Net cash provided by (used in)investing
 activities                                  (194,941) 5,722,457

Cash flows from financing activities:
Principal payments on mortgage notes payable (150,344) (194,737)
    Distributions                            (389,783) (589,425)
    Repayment of mortgage note payable            -  (2,638,042)
    Increase in deferred expenses             (30,450)     -
    Payment of prepayment premium               -      (335,863)

    Net cash used in financing
activities                                  (570,577)(3,758,067)

Net increase (decrease) in cash and cash equivalents
                                            (112,178) 2,588,096
Cash and cash equivalents, beginning of period774,230   402,621

Cash and cash equivalents, end of period    $662,052$2,990,717

             The accompanying notes are an integral
         part of the consolidated financial statements.
      KRUPP REALTY LIMITED PARTNERSHIP-IV AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)Accounting Policies

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this report on Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. In the opinion of the General Partners of Krupp Realty Limited
Partnership-IV and Subsidiaries (the
"Partnership"), the disclosures contained in this report are adequate to make the information presented not misleading. See
Notes to Consolidated Financial Statements included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1998 for additional information relevant to significant accounting policies followed by the Partnership.

The consolidated financial statements present consolidated assets, liabilities and operations of Pavillion Partners, Ltd.,
Westbridge Partners, Ltd., and Krupp Realty
Limited Partnership-IV. Westcop Corporation has a 1% interest in the operations of Westbridge Partners, Ltd. and Pavillion
Partners, Ltd.  At March 31, 1999 and December
31, 1998, minority interest of $14,058 and $15,709, respectively, is included in other assets.

In the opinion of the General Partners of the Partnership, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Partnership's consolidated financial position as of March 31, 1999 and its results of operations and cash flows for the three months ended March 31, 1999 and 1998. Certain prior period balances have been reclassified to conform with current period consolidated financial statement presentation.

The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results which may be expected for the full year. See Management's
Discussion and Analysis of Financial Condition and Results of Operations included in this report.

(2)Mortgage Notes Payable

On February 28, 1999, the Partnership
completed the refinancing of Walden Pond
Apartments' mortgage notes payable of
$5,500,000 and $900,000 with monthly principal payments of $6,500 and $1,100, respectively, and interest payments at the Contract rate of interest equal to the greater of (a) 0.5% per annum in excess of prime rate, or (b) 8% per annum. The mortgage notes mature on February
28, 2001 and may be prepaid in whole, but not in part, without a prepayment premium with 45 days prior written notice. The Partnership paid closing costs of $30,450 for the refinancing.

                         Continued

           KRUPP REALTY LIMITED PARTNERSHIP-IV AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


(3)Sale of Property

On March 31, 1998, the Partnership sold Indian
Run Apartments ("Indian Run"), a 256-unit multi-family apartment complex, located in
Abilene, Texas, to an unaffiliated third party. The Partnership received $5,850,000, less repayment of the mortgage note payable and interest of $2,658,664 and closing costs of $138,518. For financial reporting purposes, the Partnership realized a gain of $2,979,330 on the sale as of March 31, 1998.
The Partnership realized a final gain of $2,960,743 on the sale as of December 31, 1998. The gain was calculated as the difference between the property's selling price less net book value of the property and closing costs.

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

(4)Changes in Partners' Deficit
A summary of changes in Partners' deficit for the three months ended March 31, 1999 is as follows:

                        Investor   Original              Total
                        Limited    Limited    General  Partners'
                        Partners   Partner    Partners  Deficit

    Balance at
 December 31, 1998 $(2,979,654)$(1,351,830)$(304,916)$(4,636,400)

 Net income            200,725       8,452       2,113    211,290
    Distributions        (370,294) (15,591)     (3,898)   (389,783)

    Balance at
    March 31, 1999 $(3,149,223)$(1,358,969)$(306,701)$(4,814,893)



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

Amounts accrued or paid to the General
Partners' affiliates were as follows:

                                             For the Three Months
                                                Ended March 31,
                                               1999      1998

       Property management fees              $ 65,202    $ 81,661


       Expense reimbursements                  27,795    38,952

          Charged to operations              $ 92,997  $120,613

    Due to affiliates consisted of expense
    reimbursements of $85,151 and $10,734 at March 31, 1999 and December 31, 1998, respectively.


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

Liquidity and Capital Resources

The Partnership's ability to generate cash adequate to meet its needs is dependent primarily upon the operations of its remaining real estate investments. Such ability would also be impacted by the future availability of bank borrowings, and upon the future refinancing and sale of the Partnership's real estate investments. These sources of liquidity will be used by the Partnership for payment of expenses related to real estate operations, capital improvements, debt service and other expenses. Cash flow, if any as calculated under Section 8.2(a) of the Partnership Agreement, will then be available for distribution to the Partners.

The General Partners, on an ongoing basis, assess the current and future liquidity needs in determining the levels of working capital reserves the Partnership should maintain.
Adjustments to distributions are made when appropriate to reflect such assessments. Due to improved operations during the last half of 1998, the General Partners increased the distribution rate from $9.33 per Unit paid in August, 1998 to $24.69 per Unit, beginning with the distribution paid in February, 1999.
The Partnership made a special distribution of $2,034,000, $67.12 per Unit, during the second quarter of 1998 based on the remaining proceeds from the sale of Indian Run
Apartments.

On March 31, 1998, the Partnership sold Indian
Run to an unaffiliated third party.  The
Partnership received $5,850,000, less
repayment of the mortgage note payable and interest of $2,658,664 and closing costs of $138,528. Proceeds from the sale were retained to fund liabilities of the Partnership and reserves for contingent liabilities. The balance of the reserves remaining after satisfaction of such contingencies were distributed in accordance with the Partnership Agreement.

On February 28, 1999, the Partnership
completed the refinancing of Walden Pond
Apartments' mortgage notes payable of
$5,500,000 and $900,000 which mature on
February 28, 2001. The Partnership paid closing costs of $30,450 for the refinancing
(see Note 2).

The Partnership apartment markets are currently experiencing an increase in competition from recently renovated existing properties and new construction.
The General Partners are in the process of evaluating strategies to improve the competitiveness, which may include the possibility of additional capital expenditures to modernize the Partnership's properties.

The General Partners of the Partnership have conducted an assessment of the Partnership's core internal and external computer information systems and have taken the further necessary steps to understand the nature and extent of the work required to make its systems Year 2000 ready in those situations in which it is required to do so. The Year 2000 readiness issue concerns the inability of computerized information systems to accurately calculate, store or use a date after 1999.
This could result in a system failure or miscalculations causing disruptions of operations. The Year 2000 issue affects virtually all companies and all organizations.
Continued
   KRUPP REALTY LIMITED PARTNERSHIP-IV AND
SUBSIDIARIES


Liquidity and Capital Resources, Continued

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

The General Partners of the Partnership are in the process of evaluating the potential adverse impact that could result from the failure of material third-party service providers (including but not limited to its banks and telecommunications providers) and significant vendors to be Year 2000 ready. No estimate can be made at this time as to the impact of the readiness of such third parties.
However, if any of the third party service providers cease to conduct business due to Year 2000 related problems, the General
Partners expect to be able to contract with alternate providers without experiencing any material adverse effects on the Partnership's financial condition and results of operations.
The Partnership is in the process of
coordinating their contingency plan with the property manager in charge of operations.

Operations

The following discussion relates to the
operations of the Partnership and its
properties (Fenland Field, Pavillion and
Walden Pond Apartments) for the three months ended March 31, 1999 and 1998. The sale of
Indian Run on March 31, 1998, significantly impacts the comparability of the Partnership's operations between these periods.

Net income, net of Indian Run's activity, increased for the three months ended March 31, 1999 when compared to the same period in 1998 as the increase in total revenue more than offset the increase in total expenses. The increase in total revenue is a result of rental rate increases implemented at Walden
Pond and Pavillion Apartments, as well as an increase in occupancy at Pavillion Apartments.
Interest income decreased due to higher cash and cash equivalents balances available for investment in 1998, a result of the sale of Indian Run Apartments in 1998.

Continued
      KRUPP REALTY LIMITED PARTNERSHIP-IV AND SUBSIDIARIES


Operations, Continued

Total expenses for the three months ended
March 31, 1999, net of Indian Run's activity,
increased as compared to the three months
ended March 31, 1998 with increases in
maintenance, real estate taxes and interest
expenses, partially offset by a decrease in
operating expense.  Maintenance increased due
to landscaping and other exterior
beautification upgrades at Pavillion and snow
removal expenditures at Fenland Field.  Real
estate taxes increased as a result of the
reassessments of Walden Pond and Pavillion
Apartments' property value by the local taxing
authority.   Interest expense increased with
the refinancing of Walden Pond Apartments' mortgage notes payable (see Note 2).
Operating expense decreased primarily due to a reduction in insurance liability and workers compensation expense at the Partnership's properties, due to lower claims experience.

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

Item 3.   Defaults upon Senior Securities
      Response:  None

Item 4.   Submission of Matters to a Vote of Security Holders
      Response:  None

Item 5.   Other Information
      Response:  None

Item 6.   Exhibits and Reports on Form 8-K

      (a) Exhibits
          Walden Pond Apartments
          (10.1)    First Renewal, Extension and Modification
                    Agreements dated February 28, 1999 between
                    Westbridge Partners, Ltd. and FirstTrust
                    Savings Bank.

      (b) Reports on Form 8-K
          Response:             None



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




DATE:  May 14, 1999