Form 10-Q
period 1999-06-30
KRUPP REALTY LTD PARTNERSHIP IV
filed 1999-08-16
CIK 710389

UNITED STATES
     SECURITIES AND EXCHANGE COMMISSION
           Washington, D.C. 20549


                  FORM 10-Q

(Mark One)

     QUARTERLY REPORT PURSUANT TO SECTION 13
     OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

For the quarterly period ended June 30, 1999

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

  The total number of pages in this document is 12. PART I. FINANCIAL INFORMATION

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

                   CONSOLIDATED BALANCE SHEETS


                             ASSETS
                                        (Unaudited)
                                          June 30,  December 31,
                                            1999        1998

Multi-family apartment complexes,
  net of accumulated depreciation of
  $24,004,066 and $23,263,961, respectively
  (Note 3)                              $11,199,610 $ 11,585,489
Cash and cash equivalents                   934,701      774,230
Prepaid expenses and other assets           544,751      795,705
Deferred expenses, net of accumulated
  amortization of $258,831 and $256,510,
  respectively (Notes 2 and 3)               88,768       90,528

     Total assets                       $12,767,830 $ 13,245,952


                LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
  Mortgage notes payable (Notes 2 and 3)$16,707,392 $ 16,933,049
  Due to affiliates (Note 5)                144,833       10,734
  Other liabilities                         693,617      938,569

     Total liabilities                   17,545,842   17,882,352

Partners' deficit (Note 4):
  Investor Limited Partners
     (30,000 Units outstanding)          (3,114,186)  (2,979,654)
  Original Limited Partner               (1,357,494)  (1,351,830)
  General Partners                         (306,332)    (304,916)

     Total Partners' deficit             (4,778,012)  (4,636,400)

Total liabilities and Partners' deficit $12,767,830 $ 13,245,952


The accompanying notes are an integral
         part of the consolidated financial statements.
KRUPP REALTY LIMITED PARTNERSHIP-IV AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

                          For the Three Months   For the Six Months
                            Ended June 30,        Ended June 30,

                            1999       1998      1999      1998
Revenue:
  Rental                  $1,756,054$1,668,950$3,474,181$3,619,131
  Other income                13,464    45,701    26,209    69,099

     Total revenue         1,769,518 1,714,651 3,500,390 3,688,230
Expenses:
  Operating (Note 5)         473,458   501,386   893,202 1,066,532
  Maintenance                184,198   144,239   313,195   248,557
  Real estate taxes          172,514   160,948   361,497   367,525
  Management fees (Note 5)    67,052    74,890   132,254   156,551
  General and administrative
     (Note 5)                 67,024    37,481    97,554    67,819
  Depreciation and
     amortization            394,133   392,876   772,315   879,650
  Interest                   373,703   273,476   679,996   610,119

     Total expenses        1,732,082 1,585,296 3,250,013 3,396,753
Income before minority
  interest, gain (loss) on
  sale of property and
  extraordinary loss          37,436   129,355   250,377   291,477

Minority interest               (555)    (925)   (2,206)    (2,372)

Gain (loss) on sale of
  property (Note 3)             -      (11,391)      -    2,967,939

Income before extraordinary
  loss                        36,881   117,039   248,171 3,257,044

Extraordinary loss from
  early extinguishment of
  debt (Note 3)                 -       -           -     (389,523)

Net income                $   36,881$ 117,039 $  248,171$2,867,521

Allocation of net income
  (Note 4):

  Investor Limited Partners
    (30,000 Units outstanding):
     Income before gain (loss)
      on sale of property and
      extraordinary loss  $   35,037$122,009  $  235,762$  274,650
     Gain (loss) on sale of
      property                  -      (11,277)    -     2,938,260
     Extraordinary loss         -        -          -     (370,047)
    Net income           $   35,037$110,732  $  235,762$2,842,863



Continued
KRUPP REALTY LIMITED PARTNERSHIP-IV AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF OPERATIONS, Continued

(Unaudited)

                        For the Three Months  For the Six Months
                               Ended June 30,   Ended June 30,
                            1999       1998      1999      1998
Investor Limited Partners
  Per Unit:
   Income before gain (loss)
     on sale of property and
   extraordinary loss     $  1.17   $ 4.07    $ 7.86    $  9.15
   Gain (loss) on sale of
     property                  -    (.38)        -        97.94
   Extraordinary loss          -      -          -       (12.33)

       Net income         $  1.17   $3.69     $     7.86$ 94.76

Original Limited Partner
  (100 Units outstanding):
   Income before gain (loss)
     on sale of property and
       extraordinary loss $1,475    $5,137    $9,927    $11,564
   Gain (loss) on sale of
       property              -        -          -           -
   Extraordinary loss        -        -          -         (15,581)

       Net income (loss)  $1,475    $5,137    $ 9,927   $  (4,017)

General Partners:
   Income before gain (loss)
     on sale of
     property and
       extraordinary loss$   369    $1,284    $ 2,482   $ 2,891
   Gain (loss) on sale of
     property              (114)       -       29,679
 Extraordinary loss          -         -         -          (3,895)

       Net income         $  369    $1,170    $ 2,482   $   28,675








The accompanying notes are an integral
         part of the consolidated financial statements.
KRUPP REALTY LIMITED PARTNERSHIP-IV AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

                                             For the Six Months
                                                Ended June 30,

                                              1999        1998

Cash flows from operating activities:
  Net income                                $248,171   $2,867,521
  Adjustment to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization           772,315      879,650
     Interest earned on repair escrow           -       (12,898)
     Gain on sale of property                   -    (2,967,939)
     Extraordinary loss from early extinguishment
       of debt                                  -         389,523
     Changes in assets and liabilities:
       Decrease in prepaid expenses and
          other assets                        250,954     314,774
       Decrease in other liabilities         (243,230)(432,083)
       Increase in due to affiliates          134,099   21,660
       Releases from real estate tax and insurance
          escrows due to sale of property       -        33,722
            Net cash provided by operating
               activities                   1,162,309   1,093,930

Cash flows from investing activities:
  Deposits to replacement reserve escrow        -       (10,769)
  Withdrawals from replacement reserve
and repair escrows                              -         315,159
  Release from replacement reserve escrow due to
     sale of property                           -          11,493
  Decrease in deferred expenses                 -           3,191
  Increase (decrease) in other liabilities for
  fixed asset  additions                     (1,722)       1,905
Additions to fixed assets                   (354,226)  (673,994)
  Proceeds from sale of property, net           -       5,719,564

            Net cash provided by (used in)
               investing activities         (355,948)   5,366,549

Cash flows from financing activities:
  Principal payments on mortgage notes payable(225,657)(380,876)
  Distributions                             (389,783)(2,623,425)
  Repayment of mortgage note payable            -    (2,638,042)
  Increase in deferred expenses             (30,450)      -
  Payment of prepayment premium                -       (335,863)

            Net cash used in financing
               activities                   (645,890)(5,978,206)

Net increase in cash and cash equivalents    160,471   482,273

Cash and cash equivalents, beginning of period 774,230    402,621

Cash and cash equivalents, end of period    $ 934,701  $  884,894


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

The consolidated financial statements present consolidated assets, liabilities and operations of Pavillion Partners, Ltd.,
Westbridge Partners, Ltd., and Krupp Realty
Limited Partnership-IV. Westcop Corporation has a 1% interest in the operations of Westbridge Partners, Ltd. and Pavillion
Partners, Ltd.  At June 30, 1999 and December
31, 1998, minority interest of $13,503 and $15,709, respectively, is included in other assets.

In the opinion of the General Partners of the Partnership, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Partnership's consolidated financial position as of June 30, 1999, its results of operations for the three and six months ended June 30, 1999 and 1998 and its cash flows for the six months ended June 30, 1999 and 1998. Certain prior period balances have been reclassified to conform with current period consolidated financial statement presentation.

The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the results which may be expected for the full year. See
Management's Discussion and Analysis of
Financial Condition and Results of Operations included in this report.

(2)Mortgage Notes Payable

On February 28, 1999, the Partnership
completed the refinancing of Walden Pond
Apartments' mortgage notes payable of
$5,500,000 and $900,000. Monthly principal payments on the new mortgage notes are $6,500 and $1,100, respectively, with interest payments at the Contract rate of interest equal to the greater of (a) 0.5% per annum in excess of prime rate, or (b) 8% per annum.
The mortgage notes mature on February 28, 2001 and may be prepaid in whole, but not in part, without a prepayment premium with 45 days prior written notice. The Partnership paid closing costs of $30,450 for the refinancing.

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

(4)Changes in Partners' Deficit

A summary of changes in Partners' deficit for the six months ended June 30, 1999 is as follows:

                         Investor     Original            Total
                         Limited      Limited   General   Partners'
                         Partners     Partner   Partners  Deficit

    Balance at
      December 31, 1998$(2,979,654)$(1,351,830)$(304,916)$(4,636,400)

    Net income             235,762       9,927     2,482     248,171

    Distributions          (370,294)  (15,591)    (3,898)   (389,783)

    Balance at
      June 30, 1999     $(3,114,186)$(1,357,494)$(306,332)$(4,778,012)

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

   Amounts accrued or paid to the General Partners' affiliates were as follows:

                         For the Three Months  For the Six Months
                         Ended June 30,           Ended June 30,

                        1999       1998          1999     1998

Property management fees$ 67,052 $ 74,890     $ 132,254$  156,551

Expense reimbursements    80,457   70,690       108,252   109,642

Charged to operations     $147,509$145,580    $ 240,506$  266,193

   Due to affiliates consisted of expense
reimbursements of $144,833 and$10,734 at June
30, 1999 and December 31, 1998, respectively.

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

The General Partners, on an ongoing basis, assess the current and future liquidity needs in determining the levels of working capital reserves the Partnership should maintain.
Adjustments to distributions are made when appropriate to reflect such assessments. The current annual distribution rate is $24.69 per Unit, and is paid semiannually in February and August. The Partnership made a special distribution of $2,034,000, $67.12 per Unit, during the second quarter of 1998 based on the remaining proceeds from the sale of Indian Run
Apartments.

On March 31, 1998, the Partnership sold Indian
Run to an unaffiliated third party.  The
Partnership received $5,850,000, less
repayment of the mortgage note payable and interest of $2,658,664 and closing costs of $138,518. Proceeds from the sale were retained to fund liabilities of the Partnership and reserves for contingent liabilities. The balance of the reserves remaining after satisfaction of such contingencies were distributed in accordance with the Partnership Agreement (see Note 3).

On February 28, 1999, the Partnership
completed the refinancing of Walden Pond
Apartments' mortgage notes payable of
$5,500,000 and $900,000 which mature on
February 28, 2001. The Partnership paid closing costs of $30,450 for the refinancing
(see Note 2).

Two of the Partnership's apartment markets, Columbia (Fenland) and Houston (Walden Pond), are currently experiencing an increase in competition from recently renovated existing properties and new construction. The General
Partners are in the process of evaluating strategies to improve the competitiveness, which may include the possibility of additional capital expenditures to modernize the Partnership's properties.

KRUPP REALTY LIMITED PARTNERSHIP-IV AND SUBSIDIARIES


Year 2000

The General Partners of the Partnership
conducted an assessment of the Partnership's core internal and external computer information systems and have taken the necessary steps to understand the nature and extent of the work required to make its systems Year 2000 ready in those situations in which it is required to do so. The Year 2000 readiness issue concerns the inability of computerized information systems to accurately calculate, store or use a date after 1999.
This could result in a system failure or miscalculations causing disruptions of operations. The Year 2000 issue affects virtually all companies and organizations.

In this regard, the General Partners of the Partnership, along with certain affiliates, began a computer systems project in 1997 to significantly upgrade its existing hardware and software. The General Partners completed the testing and conversion of the financial accounting operating systems in February 1998.
As a result, the General Partners have
generated operating efficiencies and believe their financial accounting operating systems are Year 2000 ready. The General Partners incurred hardware costs as well as consulting and other expenses related to the infrastructure and facilities enhancements necessary to complete the upgrade and prepare for the Year 2000. There are no other significant internal systems or software that the Partnership is using at the present time.

The General Partners of the Partnership have evaluated Year 2000 compliance issues with respect to its non-financial systems, such as computer controlled elevators, boilers, chillers and other miscellaneous systems. The
General Partners expect all Year 2000
compliance issues identified in its non-financial systems to be resolved by early in the fourth quarter. The General Partners of the Partnership do not believe that future efforts to achieve Year 2000 compliance in non-financial systems will result in material cost to the Partnership.

The General Partners of the Partnership
surveyed the Partnership's material third-party service providers (including but not limited to its banks and telecommunications providers) and significant vendors and received assurances that such providers and vendors are to be Year 2000 ready. The
General Partners do not anticipate any
problems with such providers and vendors that would materially impact its results of operations, liquidity or captial resources.
Nevertheless, the General Partners are
developing contingency plans for all of its mission-critical functions' to insure business continuity.

In addition, the Partnership is also subject to external forces that might generally affect industry and commerce, such as utility and transportation company Year 2000 readiness failures and related service interruptions.
However, the General Partners do not
anticipate these would materially impact its results of operations, liquidity or capital resources.

To date, the Partnership has not incurred, and does not expect to incur, any significant cost associated with being Year 2000 ready.

Operations

The following discussion relates to the
operations of the Partnership and its
properties (Fenland Field, Pavillion and
Walden Pond Apartments) for the three and six months ended June 30, 1999 and 1998. The sale of Indian Run on March 31, 1998, significantly impacts the comparability of the Partnership's operations between these periods.



Continued
KRUPP REALTY LIMITED PARTNERSHIP-IV AND SUBSIDIARIES


Operations, Continued

Net income, net of Indian Run's activity, decreased during the three and six months ended June 30, 1999 when compared to the three and six months ended June 30, 1998, as the increase in total expenses more than offset the increase in total revenue. The increase in total revenue is a result of rental rate increases implemented at all of the Partnership's properties at the end of the first quarter, as well as an increase in occupancy at Pavillion Apartments during the year. Interest income decreased due to lower cash and cash equivalent balances available for investment when compared to 1998, a result of the sale of Indian Run Apartments in 1998.

Total expenses for the three months ended June
30, 1999 increased when compared to the three months ended June 30, 1998, net of Indian
Run's activity, with increases in maintenance, general and administrative and interest expenses. Maintenance increased due to continued landscaping and other exterior beautification upgrades at Pavillion and
Walden Pond Apartments, including parking lot repairs and re-stripping. General and administrative expense increased due to higher expenses incurred in connection with preparation and mailing of Partnership reports and other investor communications. Interest expense increased with the refinancing of Walden Pond Apartments' mortgage notes payable
(see Note 2).

Total expenses for the six months ended June
30, 1999 increased when compared to the six months ended June 30, 1998, net of Indian
Run's activity, for the reasons discussed above. However, these increases were partially offset by a decrease in operating expense. Operating expense increased in 1999 as a result of an increase in workmen's compensation expense due to a one-time beneficial adjustment to the workmen's compensation reserve in 1998.

   KRUPP REALTY LIMITED PARTNERSHIP-IV AND
SUBSIDIARIES

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





DATE: August 16, 1999