Form 10-Q
period 1999-09-30
KRUPP REALTY LTD PARTNERSHIP IV
filed 1999-11-15
CIK 710389

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                            FORM 10-Q

(Mark One)

     QUARTERLY REPORT PURSUANT TO SECTION 13
     OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

For the quarterly period ended    September 30, 1999

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

  The total number of pages in this document is 13.
       PART I.  FINANCIAL INFORMATION

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

                   CONSOLIDATED BALANCE SHEETS

                             ASSETS
                                        (Unaudited)
                                        September 30,December 31,
                                            1999        1998

Multi-family apartment complexes,
  net of accumulated depreciation of
  $24,390,940 and $23,263,961, respectively
  (Note 3)                              $10,985,781 $ 11,585,489
Cash and cash equivalents                   716,489      774,230
Prepaid expenses and other assets           810,855      795,705
Deferred expenses, net of accumulated
  amortization of $274,966 and $256,510,
  respectively (Notes 2 and 3)               72,633       90,528

     Total assets                       $12,585,758 $ 13,245,952


                LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
  Mortgage notes payable (Notes 2 and 3)$16,615,351 $ 16,933,049
  Due to affiliates (Note 5)                210,479       10,734
  Other liabilities                         878,323      938,569

     Total liabilities                   17,704,153   17,882,352

Partners' deficit (Note 4):
  Investor Limited Partners
     (30,000 Units outstanding)          (3,437,549)  (2,979,654)
  Original Limited Partner               (1,371,110)  (1,351,830)
  General Partners                         (309,736)    (304,916)

     Total Partners' deficit             (5,118,395)  (4,636,400)

Total liabilities and Partners' deficit $12,585,758 $ 13,245,952

The accompanying notes are an integral
         part of the consolidated financial statements.
KRUPP REALTY LIMITED PARTNERSHIP-IV AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

                  For the Three Months          For the Nine Months
                  Ended September 30,    Ended September 30,
                  1999       1998                1999      1998
Revenue:
  Rental       $1,755,053 $1,724,372          $5,229,234$5,343,503
  Other income    13,934      15,542              40,143    84,641

Total revenue 1,768,987    1,739,914           5,269,377 5,428,144
Expenses:
Operating (Note 5)484,092    395,129           1,377,294  1,461,661
Maintenance       150,955    195,375             464,150   443,932
Real estate taxes 174,368    164,766             535,865   532,291
Management fees
(Note 5)           79,081     57,808             211,335   214,359
  General and administrative
     (Note 5)      65,111     33,246             162,665   101,065
  Depreciation and
     amortization 403,009    448,532           1,175,324  1,328,182
  Interest        362,132    272,609           1,042,128   882,728

  Total expenses 1,718,748 1,567,465           4,968,761 4,964,218
Income before minority
  interest, gain (loss) on
  sale of property and
extraordinary loss 50,239    172,449             300,616   463,926

Minority interest   (834)     (1,841)            (3,040)    (4,213)

Gain (loss) on sale of
  property (Note 3)   -       (2,196)               -    2,965,743

Income before extraordinary
  loss            49,405     168,412             297,576 3,425,456

Extraordinary loss from
  early extinguishment of
  debt (Note 3)     -           -                   -     (389,523)

Net income $   49,405     $  168,412          $  297,576$3,035,933

Allocation of net income
  (Note 4):

  Investor Limited Partners
    (30,000 Units outstanding):
     Income before gain (loss)
on sale of property and
extraordinary loss $46,935 $162,077 $  282,697        $  436,727
     Gain (loss) on sale of
      property      -         (2,174)               -    2,936,086
Extraordinary loss  -           -                   -     (370,047)

Net income    $   46,935  $  159,903          $  282,697$3,002,766



Continued
KRUPP REALTY LIMITED PARTNERSHIP-IV AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF OPERATIONS, Continued

(Unaudited)

              For the Three Months           For the Nine Months
               Ended September 30,              Ended September 30,
                  1999       1998                1999          1998
Investor Limited Partners
  Per Unit:
   Income before gain (loss)
     on sale of property and
 extraordinary loss  $1.56 $5.41     $ 9.42    $    14.56
   Gain (loss) on sale of
     property          -   (.07)        -           97.87
   Extraordinary loss  -      -         -          (12.33)

  Net income   $   1.56   $ 5.34    $     9.42   $ 100.10

Original Limited Partner
  (100 Units outstanding):
   Income before gain (loss)
     on sale of property and
extraordinary loss $1,976 $6,825    $11,903   $18,389
   Gain (loss) on sale of
       property      -      -             -           -
Extraordinary loss   -      -             -                (15,581)

Net income     $    1,976 $6,825    $   11,903          $    2,808

General Partners:
   Income before gain (loss)
     on sale of
     property and
extraordinary loss $494   $1,706    $     2,976         $    4,597
   Gain (loss) on sale of
     property       (22)        -       29,657
Extraordinary loss   -          -                   -       (3,895)

Net income$      494      $    1,684          $    2,976$   30,359







The accompanying notes are an integral
         part of the consolidated financial statements.
KRUPP REALTY LIMITED PARTNERSHIP-IV AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

                                             For the Nine Months
                                            Ended September 30,
                                              1999      1998

Cash flows from operating activities:
  Net income                                $297,576   $3,035,933
  Adjustment to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization          1,175,324  1,328,182
     Interest earned on repair escrow           -       (12,898)
     Gain on sale of property                   -    (2,965,743)
     Extraordinary loss from early extinguishment
       of debt                                  -       389,523
     Changes in assets and liabilities:
       Decrease (increase) in prepaid expenses and
          other assets                       (15,150)  165,340
     Decrease in other liabilities           (58,773) (381,854)
     Increase (decrease)in due to affiliates 199,745    (5,963)
       Releases from real estate tax and insurance
          escrows due to sale of property       -        33,722
            Net cash provided by operating
               activities                   1,598,722   1,586,242

Cash flows from investing activities:
  Deposits to replacement reserve escrow       -        (10,769)
  Withdrawals from replacement reserve and repair
     escrows                                   -          315,159
  Release from replacement reserve escrow due to
     sale of property                          -           11,493
  Decrease in deferred expenses                -            3,191
  Increase (decrease) in other liabilities for
  fixed asset  additions                   (1,473)
160  Additions to fixed assets           (527,271)
(873,924) Proceeds from sale of property, net -         5,717,368

            Net cash (used in) provided by
               investing activities         (528,744)   5,162,678

Cash flows from financing activities:
Principal payments on mortgage notes payable(317,698)  (568,120)
  Distributions                             (779,571)(2,918,143)
  Repayment of mortgage note payable            -    (2,638,042)
  Increase in deferred expenses             (30,450)         -
  Payment of prepayment premium                -        (335,863)

Net cash used in financing
activities                              (1,127,719)(6,460,168)
Net (decrease) increase in cash and cash equivalents
                                            (57,741)  288,752

Cash and cash equivalents, beginning of period774,230     402,621

Cash and cash equivalents, end of period    $716,489   $  691,373


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

The consolidated financial statements present consolidated assets, liabilities and operations of Pavillion Partners, Ltd.,
Westbridge Partners, Ltd., and Krupp Realty
Limited Partnership-IV. Westcop Corporation has a 1% interest in the operations of Westbridge Partners, Ltd. and Pavillion
Partners, Ltd.  At September 30, 1999 and
December 31, 1998, minority interest of
$12,669 and $15,709, respectively, is included in other assets.

In the opinion of the General Partners of the Partnership, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Partnership's consolidated financial position as of September 30, 1999, its results of operations for the three and nine months ended September 30, 1999 and 1998 and its cash flows for the nine months ended
September 30, 1999 and 1998. Certain prior period balances have been reclassified to conform with current period consolidated financial statement presentation.

The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results which may be expected for the full year. See
Management's Discussion and Analysis of
Financial Condition and Results of Operations included in this report.

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

(4)Changes in Partners' Deficit

A summary of changes in Partners' deficit for the nine months ended September 30, 1999 is as follows:

                         Investor     Original            Total
                         Limited      Limited   General   Partners'
                         Partners     Partner   Partners  Deficit

    Balance at
      December 31, 1998$(2,979,654)$(1,351,830)$(304,916)$(4,636,400)

    Net income            282,697      11,903      2,976     297,576

    Distributions          (740,592)  (31,183)    (7,796)   (779,571)

    Balance at
   September 30, 1999   $(3,437,549)$(1,371,110)$(309,736)$(5,118,395)


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

                            Continued
KRUPP REALTY LIMITED PARTNERSHIP-IV AND SUBSIDIARIES


(5) Related Party Transactions, Continued

    Amounts accrued or paid to the General Partners' affiliates were as follows:

                    For the Three Months    For the Nine Months
                      Ended September 30,      Ended September 30,
                        1999       1998          1999     1998

Property management fees$79,081 $ 57,808      $ 211,335 $214,359

Expense reimbursements  80,418     70,781       188,670   180,423

Charged to operations$159,499    $128,589     $ 400,005$  394,782

   Due to affiliates consisted of expense reimbursements of
$210,479 and   $10,734 at September 30, 1999 and December 31, 1998,
respectively.

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

The Partnership's apartment market in Houston
(Walden Pond) is facing increased competition primarily as a result of new construction in the area. The General Partners are in the process of evaluating strategies to improve the competitiveness, which currently includes some rental concessions on select units and may include the possibility of additional capital expenditures to modernize the
Partnership's properties.

                                  Continued
KRUPP REALTY LIMITED PARTNERSHIP-IV AND SUBSIDIARIES


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

The General Partners of the Partnership have evaluated Year 2000 compliance issues with respect to its non-financial systems, such as computer controlled elevators, boilers, chillers and other miscellaneous systems. The
General Partners do not anticipate any
problems in its non-financial systems.

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

Operations

The following discussion relates to the
operations of the Partnership and its
properties (Fenland Field, Pavillion and
Walden Pond Apartments) for the three and nine months ended September 30, 1999 and 1998. The sale of Indian Run on March 31, 1998, significantly impacts the comparability of the Partnership's operations between these periods.







Continued


KRUPP REALTY LIMITED PARTNERSHIP-IV AND
SUBSIDIARIES


Operations, Continued

Net income, net of Indian Run's activity, decreased during the three and nine months ended September 30, 1999 when compared to the three and nine months ended September 30, 1998, as the increase in total expenses more than offset the increase in total revenue.
The increase in total revenue is a result of rental rate increases implemented at all of the Partnership's properties at the end of the first quarter, as well as an increase in occupancy at Pavillion Apartments during the year. Interest income decreased due to lower cash and cash equivalent balances available for investment when compared to 1998, a result of the sale of Indian Run Apartments in 1998.

Total expenses for the three months ended
September 30, 1999 increased when compared to the three months ended September 30, 1998 with increases in operating, general and administrative and interest expenses.
Operating expense increased in 1999 as a result of an increase in workmen's compensation expense due to an adjustment to the workmen's compensation reserve in 1998.
General and administrative expense increased due to higher expenses incurred in connection with preparation and mailing of Partnership reports and other investor communications.
Interest expense increased with the
refinancing of Walden Pond Apartments'
mortgage notes payable (see Note 2).

Total expenses for the nine months ended
September 30, 1999 increased when compared to the nine months ended September 30, 1998, net of Indian Run's activity, with increases in operating, maintenance, general and administrative real estate taxes and interest expenses. Operating expense increased in 1999 as a result of an increase in workmen's compensation expense due to an adjustment to the workmen's compensation reserve in 1998.
Maintenance expense increased due to
landscaping and other exterior beautification upgrades at Pavallion and Walden Pond
Apartments, including parking lot repairs and re-stripping during the second quarter.
General and administrative expenses increased due to higher expenses incurred in connection with preparation and mailing of Partnership reports and other investor communications.
Real estate taxes increased at both Walden
Pond and Pavillion apartment complexes.
Interest expense increased with the
refinancing of Walden Pond Apartments'
mortgage notes payable (see Note 2).

      KRUPP REALTY LIMITED PARTNERSHIP-IV AND SUBSIDIARIES

                   PART II - OTHER INFORMATION



Item 1.Legal Proceedings
                      Response:None

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





DATE: November 15, 1999