Form 10-K
period 1999-12-31
KRUPP REALTY LTD PARTNERSHIP IV
filed 2000-03-30
CIK 710389

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

(Mark One)

 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934 [NO FEE REQUIRED]

     For the fiscal year ended             December 31, 1999

                                       OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from                  to

             Commission file number          0-11987

                       Krupp Realty Limited Partnership-IV
             (Exact name of registrant as specified in its charter)

         Massachusetts                                 04-2772783
(State or other jurisdiction of             (IRS Employer Identification No.)
incorporation or organization)


One Beacon Street, Boston, Massachusetts                  02108
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

The exhibit index is located on pages 11-14.

The total number of pages in this document is 33.

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

     As of December 31, 1999, the Partnership did not employ any personnel.

ITEM 2.     PROPERTIES

     As of December 31, 1999, the Partnership had an aggregate of 1,000 apartment units.

     A summary of the Partnership's multi-family real estate investments is presented below. Schedule III included in Item 8 (Appendix A) to this report contains additional detailed information with respect to individual properties.

                                                             Average Occupancy
                                                            For the Years Ended
                                                                December 31,
                              Year of                   ------------------------
Description                 Acquisition   Total Units   1999 1998 1997 1996 1995
-----------                 -----------  ------------   ---- ---- ---- ---- ----
Fenland Field Apartments       1983          234         97%  99% 100%  98%  95%
Columbia, Maryland

Pavillion Apartments           1983          350         95%  96%  95%  95%  94%
Garland, Texas

Walden Pond Apartments         1983          416         94%  97%  98%  95%  93%
Houston, Texas
                                          ------

                                           1,000 Units


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

     The number of Investor Limited Partners as of December 31, 1999 was approximately 1,692.

     The Partnership made the following distributions to its Partners during the years ended December 31, 1999 and 1998:

                                              Year Ended December 31,
                                     ----------------------------------------
                                           1999                   1998
                                     -----------------      -----------------
                                     Amount   Per Unit      Amount   Per Unit
Limited Partners:
     Investor Limited Partners
           (30,000 Units
           outstanding)            $  740,590   $24.69    $2,853,592   $95.12

     Original Limited Partner          31,183                 35,369

General Partners                        7,796                 29,182
                                   ----------             ----------

                                   $  779,569             $2,918,143
                                   ==========             ==========

     Due to improvements in the operations of the properties and the availability of cash flow, the General Partners reinstated distributions in August, 1994, at a rate of $4.67 per Unit. In 1995 and 1996, the annual distribution rates were increased to $28.00 and $37.33 per Unit, respectively. These semiannual distributions continued in 1997 and the first half of 1998 at an annualized rate of $37.33 per Unit. As a result of the sale of Indian Run Apartments, the General Partners reduced the distribution rate to $9.33 per Unit for the distribution paid in August, 1998. However, the General Partners increased the distribution rate to $24.69 per Unit beginning with the distribution payable in February, 1999 due to improved operations.

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

                         1999        1998        1997        1996        1995
                     ----------- ----------- ----------- ----------- -----------
Total revenue        $ 7,052,216  $7,169,243  $7,721,285  $7,307,643  $7,108,711

Income (loss) befor
   gain on sale of
   property and
   extraordinary
   loss                  464,369     574,090    157,116    (156,880)    (21,628)

Gain on sale of
   property                 -      2,960,743       -           -           -

Extraordinary loss          -       (389,523)      -           -           -


Net income (loss)        464,369   3,145,310    157,116    (156,880)    (21,628)

Net income (loss) alocated to:

   Investor Limited
        Partners         441,150   3,090,894     149,260   (149,306)    (20,547)
            Per Unit       14.71      103.03        4.98      (4.97)       (.68)

   Original Limited
          Partner         18,575      22,964       6,285     (6,275)       (865)

   General Partners        4,644      31,452       1,571     (1,569)       (216)

Total assets at
   December 31,       12,588,568  13,245,952  16,718,318  17,605,712  20,887,877

Long-term
   obligations at
   December 31,       12,496,331  10,552,809  19,544,471  19,429,196  20,193,607

Distributions:

   Investor Limited
        Partners         740,590   2,853,592   1,119,903   2,419,804     839,859
        Per Unit           24.69       95.12       37.33       80.66       28.00

        Original Limited
        Partner           31,183      35,369      47,158      47,158      35,362

   General Partners        7,796      29,182      11,790      24,920       8,841

Operating results for the periods presented are not comparable due to the sale of Indian Run Apartments on March 31, 1998.

The per Unit distributions for the years ended December 31, 1999, 1998, 1997, 1996 and 1995 were $24.69, $95.12, $37.33, $80.66 and $28.00, respectively, of which $0, $67.12, $0, $43.33 and $0 represented a return of capital.

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

     The Partnership funded approximately $661,000 of capital improvements at the properties in 1999 for appliances, carpeting and other interior and exterior building improvements. The Partnership expects to spend approximately $1,191,000 for capital improvements in 2000 consisting of internal enhancements which include the painting and replacement of cabinets at the properties as well as exterior improvements, including entrance rehab, replacement of sewer pipes, new signage, and window replacement at Fenland Apartments. The Partnership expects to fund these improvements from established reserves and operations. The General Partner may need to suspend distributions and/or borrow additional funds to pay for future capital expenditures.

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

 On July 31, 1997, the General Partners obtained an additional $900,000 note for Walden Pond Apartments. The note bears interest at a rate of 9.5% per annum and matured on February 28, 1999, simultaneous with the first mortgage note. The proceeds from the note were placed in escrow and were used to fund capital improvements at the property. The Partnership paid closing costs of $33,082 to secure the note. (For further details, see Note E to Consolidated Financial Statements included in Item 8 (Appendix A) of this report.)

     On February 28, 1999 the General Partners refinanced the Walden Pond mortgage notes of $5,500,000 and $900,000 with monthly principal payments of $6,500 and $1,100, respectively, and interest payments at the Contract rate of interest equal to the greater of (a) 0.5% per annum in excess of the prime rate, or (b) 8% per annum. The notes mature on February 28, 2001. The Partnership paid closing costs of $30,450 for the refinancing.

     Financial Accounting Standards Board Statement No. 137. ("FAS 137") "Accounting for Derivative Instuments and Hedging Activities-deferral of the Effective Date of the Statement of Financial Accounting Standards No.133." FAS 137 amended FAS 133 by deferrng the effective date to fiscal quarters of all fiscal years beginning after June 15, 2000. The General Partners believe that the implemented of FAS 137 will not have a material impact on the Partnership's financial statements.

Year 2000

     The General Partners of the Partnership have conducted an assessment of the Partnership's core internal and external computer information systems and have taken the necessary steps to understand the nature and extent of the work required to make its systems Year 2000 ready. They have evaluated Year 2000 compliance issues with respect to its non-financial systems and have received assurances from third-party service providers (including but not limited to its telecommunications providers and banks) with regard to their Year 2000 readiness.

     The General Partners completed the testing and conversion of the Partnerships financial accounting operating systems in February 1998. As a result, the General Partners have generated operating efficiencies and believe their financial accounting operating systems are Year 2000 ready. The General Partners incurred hardware costs as well as consulting and other expenses related to the infrastructure and facilities enhancements necessary to complete the upgrade and prepare for the Year 2000. There are no other significant internal systems or software that the Partnership is using at the present time.

     To date, the Partnership has not incurred, and does not expect to incur, any significant cost associated with being Year 2000 compliant.

     To date, the Partnership has not had, and does not expect to have, any Year 2000 related problems.

Operations

     The following discussion relates to the operations of the Partnership and its properties (Fenland Field, Pavillion and Walden Pond Apartments) for the years ended December 31, 1999, 1998 and 1997. The sale of Indian Run Apartments in March, 1998, significantly impacts the comparability of the Partnership's operations among the three years.

1999 compared to 1998

     Net income, net of Indian Run's activity, decreased during 1999 when compared to 1998 as the increase in total expenses more than offset the increase in total revenue. The increase in total revenue is a result of rental rate increases implemented at all the Partnership's properties at the end of first quarter. Interest income decreased due to lower average cash and cash equivalent balances available for investment in 1999, as a result of the sale of Indian Run Apartments in 1998.

     Total expenses in 1999, net of Indian Run's activity increased as compared to 1998 with increases in general and administrative and interest expense. These increases were partially offset by a decrease in depreciation and amortization expenses. General and administrative expenses increased due to higher expenses incurred in connection with preparation and mailing of Partnership reports and other investor communications. Interest expense increased with the refinancing of Walden Pond Apartments' mortgage notes payable. Depreciation and amortization expense decreased as fixed asset additions purchased in previous years became fully depreciated. For further discussion of this note, see Note E to the Consolidated Financial Statements included in Item 8 (Appendix A) of this report.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Partnership has no directors or executive officers. Information as to the directors and executive officers of The Krupp Corporation, which is a General Partner of both KRLP-IV and The Krupp Company Limited Partnership-II, the other General Partner of KRLP-IV, is as follows:

                                             Position with
              Name and Age                The Krupp Corporation
              ------------                ---------------------
              Douglas Krupp (53)          President and Co-Chairman of the Board

              George Krupp (55)           Co-Chairman of the Board

              Wayne H. Zarozny (41)       Treasurer

     Douglas Krupp co-founded and serves as Co-Chairman and Chief Executive Officer of The Berkshire Group, an integrated real estate financial services firm engaged in real estate acquisitions, property management, mortgage banking, investment sponsorship, venture capital investing and financial management. Mr. Krupp has held the position of Co-Chairman since The Berkshire Group was established as The Krupp Companies in 1969 and he has served as the Chief Executive Officer since 1992. Mr. Krupp serves as a member of the Board of Trustees at Brigham & Women's Hospital. He is a graduate of Bryant College where he received an honorary Doctor of Science in Business Administration in 1989 and was elected trustee in 1990.

     George Krupp is the Co-Founder and Co-Chairman of The Berkshire Group, an integrated real estate financial services firm engaged in real estate acquisitions, property management, mortgage banking, investment sponsorship, venture capital investing and financial management. Mr. Krupp has held the position of Co- Chairman since The Berkshire Group was established as The Krupp Companies in 1969. Mr. Krupp has been an instructor of history at the New Jewish High School in Waltham, Massachusetts since September of 1997. Mr. Krupp attended the University of Pennsylvania and Harvard University and holds a Master's Degree in History from Brown University.

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

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     As of February 11, 2000, beneficial owners of record owning more than 5% of the Partnership's 30,000 outstanding Units were as follows:

      Title       Name and Address            Amount and Nature      Percent
       of                of                          of                of
      Class       Beneficial Owner           Beneficial Ownership     Class
     -------    --------------------         --------------------    -------
     Investor   Madison Avenue Investment
     Limited       Partners, LLC
     Partner    P.O. Box 7533
     Units      Incline Village, NV 89452     1,671.38 Units(1)(2)    5.6%

     Investor   First Equity Realty, LLC
     Limited
     Partner    555 Fifth Avenue, 9th Floor
     Units      New York, NY 10017            1,671.38 Units(1)(3)    5.6%

     Investor   The Harmony Group II, LLC
     Limited
     Partner    P.O. Box 7533
     Units      Incline Village, NV 89452     1,671.38 Units(1)(4)    5.6%

     Investor   Ronald M. Dickerman
     Limited
     Partner    555 Fifth Avenue, 9th Floor
     Units      New York, NY 10017            1,671.38 Units(1)(5)    5.6%

     Investor   Bryan E. Gordon
     Limited
     Partner    P.O. Box 7533
     Units      Incline Village, NV 89452     1,671.38 Units(1)(6)    5.6%

     Investor   Equity Resources Group,
     Limited       Incorporated
     Partner    14 Story Street
     Units      Cambridge, MA 02138           1,704.50 Units(7)       5.7%

     (1)According to the statement on Schedule 13G originally filed on December 6, 1999 by Madison Avenue Investment Partners, LLC("MAIP"), First Equity Realty , LLC ("First Equity"), The Harmony Group II, LLC ("Harmony Group"), Ronald M. Dickerman and Bryan E. Gordon (collectively, the "Reporting Persons"), as amended by Amendment No. 1 thereto dated February 11, 2000 (as amended, the "Madison Schedule 13G"), each of MAIP, First Equity, Harmony Group and Reporting Persons may be deemed to constitute a "group" within the meaning of Section 13(d)(3) of the Exchange Act. According to the Madison Schedule 13D, MAIP is the controlling person of various entities which are the nominee owners of, or the successors by merger to the assets of nominee owners of, Limited Partner Interest (the "Units") of the Issuer. As stated in the Madison Schedule 13D, these nominees, none of which beneficially own 5% or more of the Units, are ISA Partnerhip Liquidity Investors, Madison/AG Partnership Value Partners III and Cobble Hill Investments, LP.

     According to the Madison Schedule 13D, the controlling members of MAIP are The Harmony Group II, LLC, a Delaware limited liability company of which Bryan E. Gordon is the Managing Member, and First Equity Realty, LLC, a New York limited liability company of which Ronald M. Dickerman is the Managing Member.






     (2)According to the Madison Schedule 13G, Madison Avenue Investment Partners, LLC has sole voting and dispositive power with respect to 1,671.38 units of the Partnership.

     (3)According to the Madison Schedule 13G, First Equity Realty, LLC has shared voting and dispositive power with respect to 1,671.38 units of the Partnership.

     (4)According to the Madison Schedule 13G, The Harmony Group II, LLC has shared voting and dispositive power with respect to 1,671.38 units of the Partnership.

     (5)According to the Madison Schedule 13G, Ronald M. Dickerman has shared voting and dispositive power with respect to 1,671.38 units of the Partnership.

     (6)According to the Madison Schedule 13G, Bryan E. Gordon has shared voting and dispositive power with respect to 1,671.38 units of the Partnership.

     (7)According to the statement on Schedule 13D originally filed on December 12, 1996 by Equity Resources Group, Incorporated, Equity Resource Cambridge Fund Limited Partnership, Equity Resource General Fund Limited Partnership, Equity Resource Fund XVI Limited Partnership, Equity Resource Fund XVII Limited Partnership, Equity Resource Fund XIX Limited Partnership, James E. Brooks, Marks S. Thompson and Eggert Dagbjartsson as amended by Amendment No. 1 thereto dated April 14, 1997 (as amended, the "Equity Resources
     Schedule 13D"), Equity Resources Group, Incorporated, James E. Brooks, Mark
     S. Thompson and Eggert Dagbjartsson, in their capacities as general partners of each of Equity Resource Cambridge Fund Limited Partnership, Equity Resource General fund Limited Partnership, Equity Resource Fund XVI Limited Partnership, Equity Resource Fund XVII Limited Partnership and Equity Resource Fund XIX Limited Partnership, respectively, share the power to vote or direct the vote and to dispose of or direct the disposition of 1,704.5 units.


          The only interests held by management or its affiliates consist of its General Partner and Original Limited Partner Interests.


     ITEM 13.              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Partnership does not have any directors,  executive officers or nominees for
election  as  director.   Please  see  Note  H  to  the  Consolidated  Financial
Statements.

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

                              [Exhibit C to Registrant's
                              Report on Form 8-K dated March 3, 1992 (File No. 0-11987)].*

                    (10.10) Modification Agreement dated February 28, 1992 between Westbridge Partners, Ltd. and University Mortgage Acquisition Corp. [Exhibit 10.14 to Registrant's Annual Report on Form 10-K dated December 31, 1993 (File No. 0-11987)].*

                    (10.11) Renewal Multifamily Note dated February 28, 1992 between Westbridge Partners, Ltd. and University Mortgage Acquisition Corp. [Exhibit 10.15 to Registrant's Annual Report on Form 10-K dated December 31, 1993 (File No. 0-11987)].*

                    (10.12) Renewal Multifamily Deed of Trust, Assignment of Rents and Security Agreement dated February 28, 1992 by Westbridge Partners, Ltd. and John M. Walker, Jr., as Trustee, and University Mortgage Acquisition Corp. [Exhibit 10.16 to Registrant's Annual Report on Form 10-K dated December 31, 1993 (File No. 0-11987)].*

                    (10.13) First Renewal, Extension and Modification Argreements dated February 28, 1999 between Westbridge Partners, Ltd. and FirstTrust Savings Bank. [Exhibit 10.1 to Registrant's Report on Form 10-Q dated March 31, 1999 (File No. 0-11987)].


                   Pavillion Apartments

                    (10.14) Management Agreement dated June 2, 1983 between Krupp Realty Limited Partnership-IV, as Owner, and BRI OP Limited Partnership, formerly known as Berkshire Property Management, a subsidiary of Berkshire Realty Company, Inc. [Exhibit 10.25 to Registrant's Annual Report on Form 10-K dated December 31, 1983 (File No. 2-80650)].*

                    (10.15) Certificate of Limited Partnership of Pavillion Partners, Ltd., executed March 1, 1990. [Exhibit
                              19.1 to Registrant's Report on Form 10-Q dated June 30, 1990 (File No. 0-11987)].*

                    (10.16) Pavillion Partners, Ltd. Agreement of Limited Partnership executed March 1, 1990. [Exhibit 19.2 to Registrant's Report on Form 10-Q dated June 30, 1990 (File No. 0-11987)].*

                    (10.17) Bill of Sale Agreement between Krupp Realty Limited Partnership-IV and Pavillion Partners, Ltd., executed March 1, 1990. [Exhibit 19.3 to Registrant's Report on Form 10-Q dated June 30, 1990 (File No. 0-11987)].*

                    (10.18) Pavillion Partners, Ltd. First Amendment to Agreement of Limited Partnership, executed April 9, 1990. [Exhibit 19.4 to Registrant's Report on Form 10-Q dated June 30, 1990 (File No. 0-11987)].*

                    (10.19) Pavillion Partners, Ltd. Chapter 11 Voluntary Petition executed June 4, 1990 in The United States Bankruptcy Court for the Northern District of Texas, Dallas Division. [Exhibit 10.51 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1990 (File No. 0-11987)].*

                    (10.20) Pavillion Partners, Ltd., Debtor's First Amended Plan of Reorganization executed January 16, 1991 in The United States Bankruptcy Court for the Northern District of Texas, Dallas Division.
                              [Exhibit  10.52 to  Registrant's  Annual Report on

                              Form 10-K for the year ended December 31, 1990 (File No. 0- 11987)].*

                    (10.21)   Promissory  Note  dated  April  13,  1994  by  and
                              between Pavillion Partners, Ltd. and Sunlife Insurance Company of America. [Exhibit 10.1 to Registrant's Report on Form 10-Q dated June 30, 1994 (File No. 0-11987)].*

                    (10.22) Deed of Trust and Security Agreement dated April 13, 1994 between Pavillion Partners, Ltd. and Sunlife Insurance Company of America. [Exhibit
                              10.2 to Registrant's Report on Form 10-Q dated June 30, 1994 (File No. 0-11987)].*

                   * Incorporated by reference.

          (c)       Reports on Form 8-K
                    -------------------
                    During the last quarter of the year ended December 31, 1999 the Partnership did not file any reports on Form 8-K.

                                   SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 2000.

                                           KRUPP REALTY LIMITED PARTNERSHIP-IV

                                By:    The Krupp Corporation, a General Partner

                                By:    /s/ Douglas Krupp

                                       Douglas Krupp, President, Co-Chairman
                                       (Principal Executive Officer)
                                       and Director of The Krupp Corporation


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 30th day of March, 2000.

     Signatures                              Titles
     ----------                              ----------------------------------

     /s/ Douglas Krupp                       President, Co-Chairman (Principal
     Douglas Krupp                           Executive Officer) and Director of
                                             The Krupp Corporation, a General
                                             Partner.

     /s/ George Krupp                        Co-Chairman (Principal Executive
     George Krupp                            Officer) and Director of The Krupp
                                             Corporation, a General Partner.

     /s/ Wayne H. Zarozny                    Treasurer (Principal Financial and
     Wayne H. Zarozny                        Accounting Officer) of the Krupp
                                             Corporation, a General Partner.

                                   APPENDIX A

              KRUPP REALTY LIMITED PARTNERSHIP-IV AND SUBSIDIARIES






















                 CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE
                               ITEM 8 OF FORM 10-K

             ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
                      For the Year Ended December 31, 1999

              KRUPP REALTY LIMITED PARTNERSHIP-IV AND SUBSIDIARIES

             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE




     Report of Independent Accountants                               F-3


     Consolidated Balance Sheets at December 31, 1999 and
     December 31, 1998                                               F-4


     Consolidated Statements of Operations For the Years Ended
     December 31, 1999, 1998 and 1997                          F-5 - F-6


     Consolidated Statements of Changes in Partners' Deficit
     For the Years Ended December 31, 1999, 1998 and 1997            F-7


     Consolidated Statements of Cash Flows For the Years Ended
     December 31, 1999, 1998 and 1997                                F-8


     Notes to Consolidated Financial Statements               F-9 - F-16


     Schedule III - Real Estate and Accumulated Depreciation F-17 - F-18


     All other schedules are omitted as they are not applicable, not required, or the information is provided in the consolidated financial statements or the notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS


     To the Partners of
     Krupp Realty Limited Partnership-IV and Subsidiaries:


            In our opinion, the consolidated financial statements and the financial statement schedule listed in the index on page F-2 present fairly, in all material respects, the financial position of Krupp Realty Limited Partnership- IV and Subsidiaries (the "Partnership") at December 31, 1999 and December 31, 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements and financial statement schedule are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


     /s/ PricewaterhouseCoopers LLP


     February 25, 2000

              KRUPP REALTY LIMITED PARTNERSHIP-IV AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1999 and 1998

                                     ASSETS
                                                   1999               1998
                                               -----------        -----------
Multi-family apartment complexes,
  net of accumulated depreciation of
  $24,736,628 and $23,263,961, respectively
  (Notes D and E)                               $10,774,104       $11,585,489
Cash and cash equivalents (Note C)                  856,738           774,230
Prepaid expenses and other assets                   901,228           795,705
Deferred expenses, net of accumulated
  amortization of $291,101 and $256,510,
  respectively                                       56,498            90,528
                                                -----------       -----------

       Total assets                             $12,588,568       $13,245,952
                                                ===========       ===========


                        LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
  Mortgage notes payable (Note E)               $16,538,127       $16,933,049
  Due to affiliates (Note H)                         33,723            10,734
  Other liabilities (Note F)                        968,318           938,569
                                                -----------       -----------

       Total liabilities                         17,540,168        17,882,352
                                                -----------       -----------


Partners' deficit (Note G):
  Investor Limited Partners
    (30,000 Units outstanding)                   (3,279,094)       (2,979,654)
  Original Limited Partner                       (1,364,438)       (1,351,830)
  General Partners                                 (308,068)         (304,916)
                                                -----------       -----------

       Total Partners' deficit                   (4,951,600)       (4,636,400)
                                                -----------       -----------

       Total liabilities and Partners' deficit  $12,588,568       $13,245,952
                                                ===========       ===========



















                     The accompanying notes are an integral
                 part of the consolidated financial statements.

              KRUPP REALTY LIMITED PARTNERSHIP-IV AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS For
                the Years Ended December 31, 1999, 1998 and 1997


                                          1999          1998          1997
                                      -----------   -----------   -----------

Revenue:
  Rental                              $ 6,989,114   $ 7,066,401   $ 7,667,293
  Other income (Note C)                    63,102       102,842        53,992
                                      -----------   -----------   -----------

    Total revenue                       7,052,216     7,169,243     7,721,285
                                      -----------   -----------   -----------

Expenses:
  Operating (Note H)                    1,830,422     1,916,491     2,169,020
  Maintenance                             594,780       606,271       677,491
  Real estate taxes                       701,956       724,018       759,158
  Management fees (Note H)                271,555       287,049       308,841
  General and administrative (Note H)     225,045       138,201       153,734
  Depreciation and amortization         1,537,145     1,762,642     2,179,399
  Interest (Note E)                     1,422,506     1,154,453     1,312,291
                                      -----------   -----------   -----------

    Total expenses                      6,583,409     6,589,125     7,559,934
                                      -----------   -----------   -----------

Income before minority
  interest, gain on sale of property
  and extraordinary loss                  468,807       580,118       161,351

Minority interest                          (4,438)       (6,028)       (4,235)

Gain on sale of property (Note D)            -        2,960,743          -
                                      -----------   -----------   -----------

Income before extraordinary
  loss                                    464,369     3,534,833       157,116

Extraordinary loss from early
  extinguishment of debt (Note D)            -         (389,523)         -
                                      -----------   -----------   -----------

Net income (Note I)                   $   464,369   $ 3,145,310   $   157,116
                                      ===========   ===========   ===========

Allocation of net income (loss) (Note G):

  Investor Limited Partners
    (30,000 Units outstanding):
    Income before gain on
      sale of property and
      extraordinary loss              $   441,150   $   545,386   $   149,260
    Gain on sale of property                 -        2,931,136          -
    Extraordinary loss                       -         (385,628)         -
                                      -----------   -----------   -----------

    Net income                        $   441,150   $ 3,090,894   $   149,260
                                      ===========   ===========   ===========

  Investor Limited Partners
    Per Unit:
    Income before gain on
      sale of property and
      extraordinary loss               $     14.71  $     18.18   $      4.98
    Gain on sale of property                 -            97.70          -
    Extraordinary loss                       -           (12.85)         -
                                       -----------  -----------   -----------

    Net income                         $     14.71  $    103.03   $      4.98
                                       ===========  ===========   ===========

                                    Continued

              KRUPP REALTY LIMITED PARTNERSHIP-IV AND SUBSIDIARIES

              For the Years Ended December 31, 1999, 1998 and 1997


                                           1999         1998          1997
                                       -----------  -----------   -----------
  Original Limited Partner
    (100 Units outstanding):
    Income before gain on
      sale of property and
      extraordinary loss               $    18,575  $    22,964   $     6,285
    Gain on sale of property                  -            -             -
    Extraordinary loss                        -            -             -
                                       -----------  -----------   -----------

    Net income                         $    18,575  $    22,964   $     6,285
                                       ===========  ===========   ===========

  General Partners:
    Income before gain on
      sale of property and
      extraordinary loss               $     4,644  $     5,740   $     1,571
    Gain on sale of property                  -          29,607          -
    Extraordinary loss                        -          (3,895)         -
                                       -----------  -----------   -----------

    Net income                         $     4,644  $    31,452   $     1,571
                                       ===========  ===========   ===========






























               The accompanying notes are an integral part of the
                       consolidated financial statements.

              KRUPP REALTY LIMITED PARTNERSHIP-IV AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
              For the Years Ended December 31, 1999, 1998 and 1997



                           Investor       Original                    Total
                           Limited        Limited       General       Partners'
                           Partners       Partner       Partners      Deficit
                         ------------   -----------   -----------   -----------
Balance at
  December 31, 1996      $ (2,246,313)  $(1,298,552)  $  (296,967)  $(3,841,832)

Distributions              (1,119,903)      (47,158)      (11,790)   (1,178,851)

Net income                    149,260         6,285         1,571       157,116
                         ------------   -----------   -----------   -----------

Balance at
  December 31, 1997        (3,216,956)   (1,339,425)     (307,186)   (4,863,567)

Distributions              (2,853,592)      (35,369)      (29,182)   (2,918,143)

Net income                  3,090,894        22,964        31,452     3,145,310
                         ------------   -----------   -----------   -----------

Balance at
  December 31, 1998        (2,979,654)   (1,351,830)     (304,916)   (4,636,400)

Distributions
  (Note G)                   (740,590)      (31,183)       (7,796)     (779,569)

Net income (Note G)           441,150        18,575         4,644       464,369
                         ------------   -----------   -----------   -----------

Balance at
  December 31, 1999      $ (3,279,094)  $(1,364,438)  $  (308,068)  $(4,951,600)
                         ============   ===========   ===========   ===========

The per Unit distributions for the years ended December 31, 1999, 1998 and 1997 were $24.69, $95.12 and $37.33, respectively, of which $0, $67.12 and $0 represented a return of capital, respectively.




















                     The accompanying notes are an integral
                 part of the consolidated financial statements.

              KRUPP REALTY LIMITED PARTNERSHIP-IV AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 1999, 1998 and 1997


                                              1999         1998         1997
                                          -----------  -----------  -----------

Cash flows from operating activities:
  Net income                              $   464,369  $ 3,145,310  $   157,116
  Adjustment to reconcile net income
    to net cash provided by
    operating activities:
      Depreciation and amortization         1,537,145    1,762,642    2,179,399
      Interest earned on repair escrow           -         (12,898)        -
      Gain on sale of property                   -      (2,960,743)        -
      Extraordinary loss from early
        extinguishment of debt                   -         389,523         -
    Changes in assets and liabilities:
      Decrease (increase) in prepaid
        expenses and other assets            (105,521)      23,019      (42,867)
      Increase (decrease) in other
        liabilities                            23,850     (276,153)      (3,997)
      Increase (decrease) in due to
        affiliates                             22,989      (30,837)       9,179
      Releases from real estate tax
        and insurance escrows due to
        sale of property                         -          33,722         -
                                          -----------  -----------  -----------
          Net cash provided by
            operating activities            1,942,832    2,073,585    2,298,830
                                          -----------  -----------  -----------

Cash flows from investing activities:
  Deposits to replacement reserve and
    repair escrows                               -         (10,769)    (962,861)
  Withdrawals from replacement reserve
    and repair escrows                           -         315,159      691,827
  Release from replacement reserve
    escrow due to sale of property               -          11,493         -
  Additions to fixed assets                  (661,282)  (1,085,983)  (1,498,413)
  Increase (decrease) in other
    liabilities for fixed asset
    additions                                   5,899        1,994       (6,289)
  Proceeds from sale of property, net            -       5,711,482         -
                                          -----------  -----------  -----------
          Net cash used in (provided
            by) investing activities         (655,383)   4,943,376   (1,775,736)
                                          -----------  -----------  -----------

Cash flows from financing activities:
  Proceeds from note payable                     -            -         900,000
  Principal payments on mortgage
    notes payable                            (394,922)    (756,495)    (764,552)
  Repayment of mortgage note payable             -      (2,638,042)        -
  Decrease (increase) in deferred
    expenses                                  (30,450)       3,191      (33,082)
  Payment of prepayment premium                  -        (335,863)        -
  Distributions                              (779,569)  (2,918,143)  (1,178,851)
                                          -----------  -----------  -----------
          Net cash used in financing
            activities                     (1,204,941)  (6,645,352)  (1,076,485)
                                          -----------  -----------  -----------

Net increase (decrease) in cash and
  cash equivalents                             82,508      371,609     (553,391)

Cash and cash equivalents,
  beginning of year                           774,230      402,621      956,012
                                          -----------  -----------  -----------

Cash and cash equivalents, end of year    $   856,738  $   774,230  $   402,621
                                          ===========  ===========  ===========

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

         KRLP-IV issued all of the General Partner Interests to The Krupp Corporation, a Massachusetts corporation, and The Krupp Company Limited Partnership-II, a Massachusetts limited partnership, in exchange for capital contributions aggregating $1,000. Except under certain limited circumstances upon termination of KRLP-IV, the General Partners are not required to make any additional capital contributions. KRLP-IV also issued all of the Original Limited Partner Interests to The Krupp Company Limited Partnership-II in exchange for a capital contribution of $4,000. The Original Limited Partner is not required to make any additional capital contributions to KRLP-IV. On January 18, 1983, KRLP-IV commenced the offering of up to 30,000 Units of Investor Limited Partner Interests (the "Units"). As of March 31, 1983, KRLP- IV received subscriptions for all 30,000 Units at $1,000 per Unit and therefore, the public offering was successfully completed on that date.

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

         KRLP-IV, Pavillion Partners, Ltd., and Westbridge Partners, Ltd. are collectively known as Krupp Realty Limited Partnership-IV and Subsidiaries (collectively the "Partnership"). As of December 31, 1999, the Partnership owned three multi-family apartment complexes.

     B.  Significant Accounting Policies

         The Partnership uses the following accounting policies for financial reporting purposes, which may differ in certain respects from those used for federal income tax purposes (see Note I).

              Basis of Presentation

              The consolidated financial statements present the consolidated assets, liabilities and operations of Pavillion Partners, Ltd., Westbridge Partners, Ltd. and KRLP-IV (see Note A). All intercompany balances and transactions have been eliminated. At December 31, 1999 and 1998, minority interest of $11,271 and $15,709, respectively, was included in other assets.

              Risks and Uncertainties

              The Partnership invests its cash primarily in deposits and money market funds with commercial banks. The Partnership has not experienced any losses to date on its invested cash.

                                    Continued

              KRUPP REALTY LIMITED PARTNERSHIP-IV AND SUBSIDIARIES

     B.  Significant Accounting Policies, Continued

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









                                    Continued

              KRUPP REALTY LIMITED PARTNERSHIP-IV AND SUBSIDIARIES

     B.  Significant Accounting Policies, Continued

              Descriptive Information About Reportable Segments

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

              All revenues are from external customers and no revenues are generated from transactions with other segments. There are no tenants which contributed 10% or more of the Partnership's total revenue during 1999, 1998 or 1997.

     C.  Cash and Cash Equivalents

         Cash and cash equivalents consisted of the following:

                                               December 31,       December 31,
                                                  1999               1998
                                               ------------       ------------
            Cash and money market accounts     $    856,738       $    774,230
                                               ============       ============


     D.     Sale of Indian Run Apartments

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


















                                    Continued

              KRUPP REALTY LIMITED PARTNERSHIP-IV AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


     E.  Mortgage Notes Payable

         The properties owned by the Partnership are pledged as collateral for the respective non-recourse mortgage notes payable outstanding at December 31, 1999 and 1998. Mortgage notes payable consisted of the following:

                                   Principal          Annual
                             ---------------------   Interest
            Property          1999        1998         Rate     Maturity Date
           -------------   ----------- ----------- ------------ -------------

           Fenland Field
            Apartments     $ 3,873,996  $ 4,014,512    9.25%        June 1, 2000

           Walden Pond
            Apartments       5,986,927    6,171,477 see below  February 28, 2001

           Pavillion
            Apartments       6,677,204    6,747,060    9.25%         May 1, 2001
                            ----------- -----------

            Total           $16,538,127 $16,933,049
                            =========== ===========

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

              Based on the borrowing rates currently available to the Partnership for bank loans with similar terms and average maturities, the fair value of long-term debt is approximately $3,903,000 and $4,157,000 at December 31, 1999 and 1998,
              respectively.

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

         On February 28, 1999 the General Partners refinanced the Walden Pond mortgage notes of $5,500,000 and $900,000 with monthly principal payments of $6,500 and $1,100, respectively, and interest payments at the Contract rate of interest equal to the greater of (a) 0.5% per annum in excess of the prime rate, or (b) 8% per annum. The notes mature on February 28, 2001.

         Because the interest rate on Walden Pond's debt fluctuates with market rates, the book value of the mortgages approximates fair market value. The fair value of long-term debt is approximately $5,234,000 at December 31, 1998.

         Pavillion Apartments

         The property is subject to a non-recourse mortgage note payable, based on a 30-year amortization, in equal monthly installments of principal and interest of $57,587. At maturity, all unpaid principal ($6,580,326) and any accrued and unpaid interest are due. The note may be prepaid at any time, subject to certain prepayment premiums.

         Based on the borrowing rates currently available to the Partnership for bank loans with similar terms and average maturities, the fair value of long-term debt is approximately $6,771,000 and $7,109,000 at December 31, 1999 and 1998, respectively.

         Due to restrictions on transfers and prepayment, the Partnership may be unable to refinance certain mortgage notes payable at such calculated fair value.
                                    Continued

              KRUPP REALTY LIMITED PARTNERSHIP-IV AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


     E. Mortgage Notes Payable, Continued

         The aggregate scheduled principal amounts of long-term borrowings due during the five years ending December 31, 2003 are $4,041,797, $12,496,330, $0 and $0, $0 respectively.

         The Partnership paid interest on its mortgage notes of $1,422,506, $1,154,453 and $1,304,929 during the years ended December 31, 1999, 1998 and 1997, respectively.

     F. Other Liabilities

         Other liabilities consisted of the following at December 31, 1999 and 1998:

                                                   1999              1998
                                                 --------         ----------
                    Accounts payable             $ 39,845         $    2,802
                    Accrued real estate taxes     523,496            521,196
                    Other liabilities             255,300            258,203
                    Tenant security deposits      149,677            156,368
                                                 --------         ----------
                                                 $968,318         $  938,569
                                                 ========         ==========

     G.  Partners' Deficit

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

















                                    Continued

              KRUPP REALTY LIMITED PARTNERSHIP-IV AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


     G.  Partners' Deficit, Continued

         As of December 31, 1999, the following cumulative partner contributions and allocations have been made since inception of KRLP-IV:

                                  Investor     Original
                                  Limited      Limited   General
                                  Partners     Partner   Partners     Total
                                ------------ ----------- --------- ------------
         Capital contributions  $ 30,000,000 $     4,000 $   1,000 $ 30,005,000
         Syndication costs        (4,050,000)       -         -      (4,050,000)
         Cash distributions:
           Operations             (8,714,638)   (366,945)  (91,734)  (9,173,317)
           Capital
             transactions         (5,313,560)       -      (53,673)  (5,367,233)
         Income (loss):
           Operations            (27,023,988) (1,299,415) (286,096) (28,609,499)
           Capital
             transactions         11,823,092     297,922   122,435   12,243,449
                                ------------ ----------- --------- ------------
         Balance at
           December 31, 1999    $ (3,279,094)$(1,364,438)$(308,068)$ (4,951,600)
                                ============ =========== ========= ============

     H.  Related Party Transactions

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

         Amounts accrued or paid to the General Partners' affiliates for the years ended December 31, 1999, 1998 and 1997 were as follows:

                                            1999       1998       1997
                                          --------   --------   --------

             Property management fees     $271,555   $287,049   $308,841

             Expense reimbursements        269,037    275,788    268,443
                                          --------   --------   --------

               Charged to operations      $540,592   $562,837   $577,284
                                          ========   ========   ========

         Due to affiliates consisted of expense reimbursements of $33,723 and $10,734 at December 31, 1999 and 1998, respectively.

     I.  Federal Income Taxes

         For federal income tax purposes, the Partnership is depreciating property using the Accelerated Cost Recovery System ("ACRS") and the Modified Accelerated Cost Recovery System ("MACRS") depending on which is applicable.






                                    Continued

              KRUPP REALTY LIMITED PARTNERSHIP-IV AND SUBSIDIARIES

     I.  Federal Income Taxes, Continued

         The reconciliation of the net income (loss) for each year reported in the accompanying Consolidated Statement of Operations with the net loss reported in the Partnership's federal income tax return for the years ended December 31, 1999, 1998 and 1997 is as follows:

                                              1999         1998         1997
                                           ----------   ----------   ----------
         Net income  per Consolidated
           Statement of Operations         $  464,369   $3,145,310   $  157,116

           Difference in book to tax
             depreciation for Fenland Field
             and Indian Run                   172,556      200,671       59,156

           Difference in Partnership's
             share of Pavillion Partners
             net loss for tax purposes        255,803      172,490       17,560


           Difference in Partnership's
             share of Westbridge Partners
             net income for tax purposes      390,020     (128,156)    (401,876)

           Difference between book and tax
             gain on sale of property            -       1,742,577         -
                                           ----------   ----------   ----------

         Net income (loss) for federal
           income tax purposes             $1,282,748   $5,132,892   $ (168,044)
                                           ==========   ==========   ==========

         The allocation of the net income for federal income tax purposes for 1999 is as follows:

                                  Portfolio    Passive
                                   Income       Income        Total
                                 ----------   ----------   -----------
         Investor Limited
           Partners              $   58,583   $1,160,028   $ 1,218,611

         Original Limited
           Partner                    2,467       48,843        51,310

         General Partners               617       12,210        12,827
                                 ----------   ----------   -----------

                                 $   61,667   $1,221,081   $ 1,282,748
                                 ==========   ==========   ===========

         During the years ended December 31, 1999, 1998 and 1997 the per Unit net income (loss) to the Investor Limited Partners for federal income tax purposes was $40.62, $168.82 and $(5.32), respectively.

         The basis of the Partnership's assets for financial reporting purposes exceeded its tax basis by approximately $3,594,000 and $3,789,000 at December 31, 1999 and 1998, respectively. The basis of the Partnership's liabilities for financial reporting purposes is less than its tax basis by approximately $5,868,000 and $7,580,000 at December 31, 1999 and 1998, respectively.


                                    Continued

       KRUPP REALTY LIMITED PARTNERSHIP-IV AND SUBSIDIARIES SCHEDULE III -
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 1999

                                                  Costs Capitalized
                              Intitial Cost         Subsequent to
                              to Partnership         Acquisition
                          ---------------------- -------------------
                                    Buildings &         Buildings &  Depreciable
Description  Encumbrances    Land   Improvements  Land  Improvements    Life
-----------  ------------ --------- ------------ ------ ------------ -----------

Fenland Field
Apartments
Columbia, MD $ 3,873,996 $  365,262 $ 4,852,767 $  407 $2,902,623  3 to 25 Years

Walden Pond
Apartments
Houston, TX(a) 5,986,927    906,253  12,040,217  1,211  2,701,441  3 to 25 Years

Pavillion
Apartments
Garland, TX    6,677,204    680,621   9,042,535  1,199  2,016,196  3 to 25 Years
             ----------- ---------- ----------- ------ ----------

   Total     $16,538,127 $1,952,136 $25,935,519 $2,817 $7,620,260
             =========== ========== =========== ====== ==========

                   Gross Amounts Carried at
                           End of Year
             ----------------------------------
                         Buildings                           Year
                            and                 Accumulated  Construction Year
Description     Land    Improvements    Total   Depreciation Completed  Acquired
-----------  ---------- ------------ ---------- ------------ ---------- --------

Fenland Field
Apartments
Columbia, MD $  365,669  $ 7,755,390 $ 8,121,059  $ 5,906,106    1970     1983

Walden Pond
Apartments
Houston, TX     907,464   14,741,658  15,649,122   10,799,030    1982     1983

Pavillion
Apartments
Garland, TX     681,820   11,058,731  11,740,551    8,031,492    1983     1983
             ----------  ----------- -----------  -----------

  Total      $1,954,953  $33,555,779 $35,510,732  $24,736,628
             ==========  =========== ===========  ===========

     (a) The mortgage note payable balance per the Consolidated Balance Sheets includes all interest payable through maturity (see Note E).











                                    Continued

              KRUPP REALTY LIMITED PARTNERSHIP-IV AND SUBSIDIARIES

                                December 31, 1999


         Reconciliation of Real Estate and Accumulated Depreciation for each of the three years in the period ended December 31, 1999:

                                      1999           1998             1997
                                  ------------   ------------     ------------

         Real Estate
         -----------
         Balance at beginning
           of year                $ 34,849,450    $ 41,807,070    $ 40,308,657
         Acquisition
           and improvements            661,282       1,085,983       1,498,413
         Sale of property                 -         (8,043,603)           -
                                  ------------    ------------    ------------

         Balance at end of year   $ 35,510,732    $ 34,849,450    $ 41,807,070
                                  ============    ============    ============

                                      1999            1998            1997
                                  ------------    ------------    ------------

         Accumulated Depreciation
         ------------------------
         Balance at beginning
           of year                $ 23,263,961    $ 26,859,567    $ 24,742,332
         Depreciation expense        1,472,667       1,697,258       2,117,235
         Sale of property                 -         (5,292,864)           -
                                  ------------    ------------    ------------

         Balance at end of year   $ 24,736,628    $ 23,263,961    $ 26,859,567
                                  ============    ============    ============

         The Partnership uses the cost basis for property valuation for both income tax and financial statement purposes. The aggregate cost of the Partnership's real estate for federal income tax purposes at December 31, 1999 is $35,515,681 and the aggregate accumulated depreciation for federal income tax purposes is $29,305,219.