Form 10-Q
period 2000-03-31
KRUPP REALTY LTD PARTNERSHIP IV
filed 2000-05-15
CIK 710389

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

   x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended         March 31, 2000

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

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                            (Unaudited)
                                             March 31,              December 31,
                                               2000                    1999
                                            -----------            -----------
Multi-family apartment
  complexes, net of
  accumulated depreciation
  of $25,118,714 and
  $24,736,628, respectively                 $10,509,321            $10,774,104
Cash and cash equivalents                       859,794                856,738
Prepaid expenses and other assets               488,005                901,228
Deferred expenses, net of accumulated
  amortization of $307,235 and $291,101,
  respectively (Note 2)                          40,364                 56,498
                                            -----------            -----------

         Total assets                       $11,897,484            $12,588,568
                                            ===========            ===========


                        LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
  Mortgage notes payable (Note 2)           $16,459,634            $ 6,538,127
  Due to affiliates (Note 4)                       -                    33,723
  Other liabilities                             646,396                968,318
                                            -----------            -----------

         Total liabilities                   17,106,030             17,540,168
                                            -----------            -----------

Partners' deficit (Note 3):
  Investor Limited Partners
  (30,000 Units outstanding)                 (3,523,193)            (3,279,094)
  Original Limited Partner                   (1,374,715)            (1,364,438)
  General Partners                             (310,638)              (308,068)
                                            -----------            -----------

    Total Partners' deficit                  (5,208,546)            (4,951,600)
                                            -----------            -----------

         Total liabilities and Partners'    $11,897,484            $ 2,588,568
         deficit                            ===========            ===========












                     The accompanying notes are an integral
                 part of the consolidated financial statements.

              KRUPP REALTY LIMITED PARTNERSHIP-IV AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                 For the Three Months
                                                    Ended March 31,
                                                 --------------------
                                                2000             1999
                                             ----------       ----------
Revenue:
  Rental                                    $1,784,075        $1,718,127
  Other income                                  18,100            12,745
                                            ----------        ----------
              Total revenue                  1,802,175         1,730,872
                                            ----------        ----------
Expenses:
  Operating (Note 4)                           424,242           419,744
  Maintenance                                  123,615           128,997
  Real estate taxes                            233,483           188,983
  Management fees (Note 4)                      73,239            65,202
  General and administrative (Note 4)           34,557            30,530
  Depreciation and amortization                398,220           378,182
  Interest                                     381,176           306,293
                                            ----------        ----------

Total expenses                               1,668,532         1,517,931
                                            ----------        ----------

Income before minority
  interest                                     133,643           212,941

Minority interest                                 (805)           (1,651)
                                            ----------        ----------

Net income                                  $  132,838        $  211,290
                                            ==========        ==========

Allocation of net income (Note 3):

  Investor Limited Partners
  (30,000 Units outstanding):
   Net income                               $  126,196        $  200,725
                                            ==========        ==========


Investor Limited Partners
  Per Unit:
  Net income                                $     4.21        $     6.69
                                            ==========        ==========

Original Limited Partner
  (100 Units outstanding):
  Net income                                $    5,314        $    8,452
                                            ==========        ==========

General Partners:
       Net income                           $    1,328        $    2,113
                                            ==========        ==========













                     The accompanying notes are an integral
                 part of the consolidated financial statements.

              KRUPP REALTY LIMITED PARTNERSHIP-IV AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                 For the Three Months
                                                    Ended March 31,
                                                ---------------------
                                                   2000            1999
                                                ----------     ----------
Cash flows from operating activities:
  Net income                                $   132,838        $  211,290
  Adjustment to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization              398,220           378,182
     Changes in assets and liabilities:
     Decrease in prepaid expenses and
           other assets                         413,223           388,500
     Decrease in other liabilities             (317,775)         (399,049)
     Increase (decrease)in due to affiliates    (33,723)           74,417
                                            -----------        ----------

             Net cash provided by operating
                   activities                   592,783           653,340
                                            -----------        ----------

Cash flows from investing activities:
  Increase (decrease) in other liabilities for
     fixed asset additions                       (4,147)            1,037
  Additions to fixed assets                    (117,303)         (195,978)
                                            -----------        ----------

             Net cash used in
                investing activities           (121,450)         (194,941)
                                            -----------        ----------

Cash flows from financing activities:
  Principal payments on mortgage notes payable  (78,493)         (150,344)
  Distributions                                (389,784)         (389,783)
  Increase in deferred expenses                    -              (30,450)
                                            -----------        ----------

             Net cash used in financing
               activities                      (468,277)         (570,577)
                                            -----------        ----------

Net increase (decrease)
  in cash and cash equivalents                    3,056          (112,178)

Cash and cash equivalents,
  beginning of period                           856,738           774,230
                                            -----------        ----------

Cash and cash equivalents, end of period    $   859,794        $  662,052
                                            ===========        ==========

















                     The accompanying notes are an integral
                 part of the consolidated financial statements.

              KRUPP REALTY LIMITED PARTNERSHIP-IV AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)     Accounting Policies

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this report on Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. In the opinion of the General Partners of Krupp Realty Limited Partnership-IV and Subsidiaries (the "Partnership"), the disclosures contained in this report are adequate to make the information presented not misleading. See Notes to Consolidated Financial Statements included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1999 for additional information relevant to significant accounting policies followed by the Partnership.

       The consolidated financial statements present consolidated assets, liabilities and operations of Pavillion Partners, Ltd., Westbridge Partners, Ltd., and Krupp Realty Limited Partnership-IV. Westcop Corporation has a 1% interest in the operations of Westbridge Partners, Ltd. and Pavillion Partners, Ltd. At March 31, 2000 and December 31, 1999, minority interest of $10,466 and $11,271, respectively, is included in other assets.

       In the opinion of the General Partners of the Partnership, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Partnership's consolidated financial position as of March 31, 2000, its results of operations and its cash flows for the three months ended March 31, 2000 and 1999.

       The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

(2)    Mortgage Notes Payable

       On February 28, 1999, the Partnership completed the refinancing of Walden Pond Apartments' mortgage notes payable of $5,500,000 and $900,000. Monthly principal payments on the new mortgage notes are $6,500 and
       $1,100, respectively, with interest payments at the contract rate of interest equal to the greater of (a) 0.5% per annum in excess of prime rate, or (b) 8% per annum. The mortgage notes mature on February 28, 2001 and may be prepaid in whole, but not in part, without a prepayment premium with 45 days prior written notice. During the period ended March 31, 1999 the Partnership paid closing costs of $30,450 for the refinancing.













                                      Continued

              KRUPP REALTY LIMITED PARTNERSHIP-IV AND SUBSIDIARIES

(3) Changes in Partners' Deficit

    A summary of changes in Partners' deficit for the three months ended March 31, 2000 is as follows:

                        Investor        Original                      Total
                        Limited         Limited        General        Partners'
                        Partners        Partner        Partners       Deficit
                        --------        --------       --------       --------
    Balance at
     December 31, 1999  $(3,279,094)   $(1,364,438)    $(308,068)   $(4,951,600)

    Net income              126,196          5,314         1,328        132,838

    Distributions          (370,295)       (15,591)       (3,898)      (389,784)
                        -----------    -----------     ---------     ----------

    Balance at
     March 31, 2000     $(3,523,193)   $(1,374,715)    $(310,638)   $(5,208,546)
                        ===========    ===========     =========    ===========

(4) Related Party Transactions

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

    Amounts accrued or paid to the General Partners' affiliates were as follows:

                                                 For the Three Months
                                                    Ended March 31,

                                            2000                     1999
                                           --------               -------

         Property management fees           $ 73,239              $ 65,202

         Expense reimbursements               57,180                27,795
                                            --------             ---------

              Charged to operations         $130,419              $ 92,997
                                            ========              ========


    Due to affiliates consisted of expense reimbursements of $0 and $33,723 at March 31, 2000 and December 31, 1999, respectively.

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

Liquidity and Capital Resources

The Partnership's ability to generate cash adequate to meet its needs is dependent primarily upon the operations of its real estate investments. Such ability would also be impacted by the future availability of bank borrowings, and upon the future refinancing and sale of the Partnership's real estate investments. These sources of liquidity will be used by the Partnership for payment of expenses related to real estate operations, capital improvements, debt service and other expenses. Cash flow, if any as calculated under Section 8.2(a) of the Partnership Agreement, will then be available for distribution to the Partners.

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















                                      Continued

                 KRUPP REALTY LIMITED PARTNERSHIP-IV AND SUBSIDIARIES



Operations

The following discussion relates to the operations of the Partnership and its properties (Fenland Field, Pavillion and Walden Pond Apartments) for the three months ended March 31, 2000 and 1999.

Net income decreased during the three months ended March 31, 2000 when compared to the three months ended March 31, 1999, as the increase in total expenses more than offset the increase in total revenue. The increase in total revenue is primarily a result of rental rate increases implemented at all of the Partnership's properties at the end of the first quarter of 1999. Interest income increased due to higher cash and cash equivalent balances available for investment when compared to 1999.

Total expenses for the three months ended March 31, 2000 increased when compared to the three months ended March 31, 1999 with increases in real estate taxes, depreciation and interest expense. Real estate tax expense increased as a result of a reassessment of property values at Walden by the local taxing authority. Depreciation expense increased in conjunction with increased capital improvements completed at the properties, particularly interior improvements which included new carpet, tile, lighting, appliances and mirrors. Interest expense increased as a result of the refinancing of Walden Pond Apartments' mortgages in February 1999.

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



                                     Krupp Realty Limited Partnership-IV
                                     --------------------------------------
                                                  (Registrant)



                                     BY:   /s/Wayne H. Zarozny
                                           --------------------------------
                                           Wayne H. Zarozny
                                           Treasurer and Chief Accounting
                                           Officer of The Krupp Corporation,
                                           a General Partner





DATE: May 15, 2000