Form 10-Q
period 2000-06-30
KRUPP REALTY LTD PARTNERSHIP IV
filed 2000-08-14
CIK 710389

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

(Mark One)

    x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended         June 30, 2000
                                           -------------------------------------

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from          to

            Commission file number            0-11987

                               Krupp Realty Limited Partnership -IV

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

This form 10 - Q  contains  forward-looking  statements  within  the  meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

             KRUPP REALTY LIMITED PARTNERSHIP - IV AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                           (Unaudited)
                                             June 30,               December 31,
                                              2000                     1999
                                         ---------------         ---------------

Multi-family apartment complexes,
 net of accumulated depreciation
 of $25,505,751 and $24,736,628,
 respectively                                $10,349,975             $10,774,104
Cash and cash equivalents                        982,116                 856,738
Prepaid expenses and other assets                623,715                 901,228
Deferred expense, net of accumulated
 amortization of $320,510
 and $291,101, respectively (Note 2)              27,089                  56,498
                                         ---------------         ---------------

         Total assets                        $11,982,895             $12,588,568
                                         ===============         ===============

                        LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
 Mortgage  notes payable (Note 2)            $16,380,039             $16,538,127
 Due to affiliates (Note 4)                       13,527                  33,723
 Other Liabilities                               697,371                 968,318

                                         ---------------         ---------------
         Total liabilities                    17,090,937              17,540,168
                                         ---------------         ---------------

Partners' deficit (Note 3):
 Investor Limited Partners
  (30,000 Units outstanding)                  (3,427,714)             (3,279,094)
 Original Limited Partner                     (1,370,695)             (1,364,438)
 General Partners                               (309,633)               (308,068)
                                         ---------------         ---------------

Total Partners' deficit                       (5,108,042)             (4,951,600)
                                         ---------------         ---------------

Total liabilities and partners' deficit      $11,982,895             $12,588,568
                                         ===============         ===============






                     The accompanying notes are an integral
                 part of the consolidated financial statements.

             KRUPP REALTY LIMITED PARTNERSHIP - IV AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                  For the Three Months       For the Six Months
                                     Ended June 30,            Ended June 30,
                                  --------------------    ----------------------
                                     2000       1999        2000         1999
                                  ----------  ----------  ----------  ----------
Revenue:
 Rental                           $1,806,649  $1,756,054  $3,590,724  $3,474,181
 Other Income                         18,499      13,464      36,599      26,209
                                  ----------  ----------  ----------  ----------
  Total revenue                    1,825,148   1,769,518   3,627,323   3,500,390
                                  ----------  ----------  ----------  ----------

Expenses:
 Operating (Note 4)                  453,400     473,458     877,642     893,202
 Maintenance                         149,979     184,198     273,594     313,195
 Real estate taxes                   188,285     172,514     421,768     361,497
 Management fees (Note 4)             72,136      67,052     145,375     132,254
 General and administrative
  (Note 4)                            71,708      67,024     106,265      97,554
 Depreciation and amortization       400,312     394,133     798,532     772,315
 Interest                            387,932     373,703     769,108     679,996
                                  ----------  ----------  ----------  ----------

Total expenses                     1,723,752   1,732,082   3,392,284   3,250,013
                                  ----------  ----------  ----------  ----------

Income before minority interest      101,396      37,436     235,039     250,377

Minority interest                       (892)       (555)     (1,697)     (2,206)
                                  -----------  ----------  ----------  ---------

Net income                          $100,504    $ 36,881   $ 233,342   $ 248,171
                                  ==========  ==========  ==========  ==========

Allocation of net income (Note 3):

 Investor Limited Partners
  (30,000 Units outstanding):
    Net income                      $ 95,479    $ 35,037   $ 221,675   $ 235,762
                                  ==========  ==========  ==========  ==========

 Investor Limited Partners
  Per Unit:
    Net Income                      $  3.18     $  1.17    $   7.39    $   7.86
                                  ==========  ==========  ==========  ==========

 Original Limited Partner
  (100 Units outstanding):
    Net income                      $  4,020    $  1,475    $  9,334    $  9,927
                                  ==========  ==========  ==========  ==========

 General Partners
    Net income                      $  1,005     $   369    $  2,333    $  2,482
                                  ==========  ==========  ==========  ==========

                     The accompanying notes are an integral
                 part of the consolidated financial statements.

               KRUPP REALTY LIMITED PARTNERSHIP - IV SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                   For the Six Months
                                                     Ended June 30,
                                         ---------------------------------------
                                              2000                    1999
                                         ---------------         ---------------
Cash flows from operating activities:
 Net income                              $      233,342         $       248,171
 Adjustment to reconcile net income to
  net cash provided by operating
  activities:
    Depreciation and amortization               798,532                 772,315
    Changes in assets and liabilities:
      Decrease in prepaid expenses and
       other assets                             277,513                 250,954
      Decrease in other liabilities            (264,532)               (243,230)
      Increase (decrease) in due to
       affiliates                               (20,196)                134,099
                                        ---------------         ---------------

      Net cash provided by operating
       activities                             1,024,659               1,162,309
                                        ---------------         ---------------

Cash flows from investing activities:
  Decrease in other liabilities for
    fixed asset additions                        (6,415)                 (1,722)
  Fixed asset additions                        (344,994)               (354,226)
                                        ---------------         ---------------

      Net cash used in investing
       activities:                             (351,409)               (355,948)
                                        ---------------         ---------------

Cash flows from financing activities:
    Principal payments on mortgage notes
     payable                                   (158,088)               (225,657)
    Distributions                              (389,784)               (389,783)
    Increase in deferred expenses                  -                    (30,450)
                                        ---------------         ---------------

      Net cash used in financing
       activities:                             (547,872)               (645,890)
                                        ---------------         ---------------

Net increase in cash and cash equivalents       125,378                 160,471

Cash and cash equivalents, beginning of
 period                                         856,738                 774,230
                                        ---------------         ---------------

Cash and cash equivalents, end of
 period                                 $       982,116         $       934,701
                                        ===============         ===============










                     The accompanying notes are an integral
                  part of the consolidated financial statements

             KRUPP REALTY LIMITED PARTNERSHIP - IV AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1)      Accounting Policies

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted in this report on Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. In the opinion of the General Partners of Krupp Realty Limited Partnership -IV and Subsidiaries ( the "Partnership"), the disclosures contained in this report are adequate to make the information presented not misleading. See notes to Consolidated Financial Statements included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1999 for additional information relevant to significant accounting policies followed by the Partnership.

         The consolidated financial statements present consolidated assets, liabilities and operations of Pavillion Partners, Ltd., Westbridge Partners, Ltd., and Krupp Realty Limited Partnership-IV. Westcop Corporation has a 1% interest in the operations of Westbridge Partners, Ltd. and Pavillion Partners, Ltd. At June 30, 2000 and December 31, 1999, minority interest of $9,574 and $11,271, respectively, is included in other assets.

         In the opinion of the General Partners of the Partnership, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Partnership's consolidated financial position as of June 30, 2000, it's results of operations for the three and six months ended June 30, 2000 and 1999 and it's cash flows for the six months ended June 30, 2000 and 1999. Certain prior period balances have been reclassified to conform with current period consolidated financial statement presentation.

         The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

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













                                    Continued

             KRUPP REALTY LIMITED PARTNERSHIP - IV AND SUBSIDIARIES

(3)      Changes in Partners' Deficit

         A summary of changes in Partners' deficit for the six months ended June 30, 2000 is as follows:


                                  Investor    Original               Total
                                  Limited     Limited     General    Partners'
                                  Partners    Partner     Partners   Deficit
                                ----------  -----------  ---------- ----------
Balance at December 31, 1999   $(3,279,094) $(1,364,438) $(308,068) $(4,951,600)

Net income                         221,675        9,334      2,333      233,342

Distributions                     (370,295)     (15,591)    (3,898)    (389,784)
                                ----------    ---------- ----------  ----------

Balance at June 30, 2000       $(3,427,714) $(1,370,695) $(309,633) $(5,108,042)
                                ==========   =========== ==========  ==========


(4)      Related Party Transactions

         The Partnership pays property management fees to an affiliate of the General Partners for management services. Pursuant to the management agreements, management fees are payable monthly at a rate of 5% of the gross receipts from the properties under management. The Partnership also reimburses affiliates of the General Partners for certain expenses incurred in connection with the operation of the Partnership and it's properties, including administrative expenses.

         Amounts accrued or paid to the General Partners' affiliates were as follows:


                                   For the Three Months      For the Six Months
                                      Ended June 30,            Ended June 30,
                                   --------------------    ---------------------
                                       2000       1999        2000        1999
                                   ---------   --------    --------    ---------
   Property management fees        $ 72,136    $ 67,052    $145,375    $132,254

   Expense reimbursements            79,767      80,457     136,947     108,252
                                   ---------   --------    --------    ---------

         Charge to operations      $151,903    $147,509    $282,322    $240,506
                                   =========   ========    ========    =========


         Due to the affiliates consisted of expense reimbursements of $13,527 and $33,723 at June 30, 2000 and December 31, 1999, respectively.





                                    Continued

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This management's Discussion and Analysis of Financial Condition and Results of Operations Contains forward-looking statements including those concerning Management's expectations regarding the future financial performance and future events. These forward looking statements involve significant risks and uncertainties, including those described herein. Actual results may differ materially from those anticipated by such forward-looking statements.

         Liquidity and Capital Resources

         The Partnership's ability to generate cash adequate to meet its needs is dependent primarily upon the operations of its real estate investments. Such ability would also be impacted by the future availability of bank borrowings, and upon the future refinancing and sale of The Partnership's real estate investments. These sources of liquidity will be used by Partnership for payment of expenses related to real estate operations, capital improvements, debt service and other expenses. Cash flow, if any as calculated under Section 8.2 (a) of the Partnership Agreement, will then be available for distribution to the Partners.

         The General Partners, on an ongoing basis, assess the current and future liquidity needs in determining the level of working capital reserves the Partnership should maintain. Adjustments to the distribution are made when appropriate to reflect such assessments. The current annual distribution rate is $24.69 per Unit, and is paid semiannually in February and August.

         Operations

         The following  discussion  relates to the operation of the  Partnership
         and  it's  properties   (Fenland  Field,   Pavillion  and  Walden  Pond
         Apartments) for the three and six months ended June 30, 2000 and 1999.

         Net income increased during the three months ended June 30, 2000 when compared to the three months ended June 30, 1999 with an increase in total revenue and a decrease in total expenses. The increase in total revenue is primarily as a result of rental rate increases implemented at all of the Partnership's properties at the end of the first quarter of 2000. Interest income increased due to higher cash and cash equivalent balances available for investment when compared to 1999.

         Total expenses for the three months ended June 30, 2000 decreased when compared to the three months ended June 30, 1999, with decreases in operating and maintenance expense offset by an increase in real estate tax, depreciation and interest expenses. Operating expense decreased as a result of a reduction in salary and payroll. Maintenance expense decreased as a result of improvements completed during the first quarter. Real estate tax expense increased as a result of a reassessment of property values at Walden Pond by the local tax authority. Depreciation expense increased in conjunction with increased capital improvements completed at properties. Interest expense increased as a result of the refinancing of Walden Pond Apartments' mortgages in February 1999.







                                    Continued

             KRUPP REALTY LIMITED PARTNERSHIP - IV AND SUBSIDIARIES



         Net income decreased during the six months ended June 30, 2000 when compared to the six months ended June 30, 1999 with an increase in total revenue offset by an increase in total expenses. The increase in total revenue is primarily as a result of rental rate increases implemented at all of the Partnership's properties at the end of the first quarter of 2000. Interest income increased due to higher cash and cash equivalent balances available for investment when compared to 1999.

         Total expenses for the six months ended June 30, 2000 increased when compared to the six months ended June 30, 1999, with increases in real estate tax, depreciation and interest expenses more than offset by decreases in operating and maintenance expense. Real estate tax expense increased as a result of a reassessment of property values at Walden Pond by the local tax authority. Depreciation expense increased in conjunction with increased capital improvements completed at properties. Interest expense increased as a result of the refinancing of Walden Pond Apartments' mortgages in February 1999. Operating expense decreased as a result of a reduction in salary and payroll. Maintenance expense decreased as a result of improvements completed during the first quarter.

             KRUPP REALTY LIMITED PARTNERSHIP - IV AND SUBSIDIARIES

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



                                           Krupp Realty Limited Partnership - IV
                                           -------------------------------------
                                                      (Registrant)




                                            BY:    /s/Wayne H. Zarozny
                                            ------------------------------------
                                            Wayne H. Zarozny
                                            Treasurer and Chief Accounting
                                            Officer of the Krupp Corporation,
                                            a General Partner








         DATE:    August 14, 2000