Form 10-Q
period 2000-09-30
KRUPP REALTY LTD PARTNERSHIP IV
filed 2000-11-14
CIK 710389

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

(Mark One)

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           September 30, 2000

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

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                         (Unaudited)
                                         September 30,    December 31,
                                             2000             1999
                                         -------------   -------------
Multi-family apartment complexes,
 net of accumulated depreciation
 of $25,935,707 and $24,736,628,
 respectively                            $  10,195,466   $  10,774,104
Cash and cash equivalents                      886,322         856,738
Prepaid expenses and other assets              796,380         901,228
Deferred expense, net of accumulated
 amortization of $332,354 and
 $291,101, respectively (Note 2)                15,247          56,498
                                         -------------   -------------

         Total assets                    $  11,893,415   $  12,588,568
                                         =============   =============

                        LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
 Mortgage notes payable (Note 2)         $  16,299,219   $  16,538,127
 Due to affiliates (Note 4)                     52,474          33,723
 Other liabilities                             969,252         968,318
                                         -------------   -------------
         Total liabilities                  17,320,945      17,540,168
                                         -------------   -------------

Partners' deficit (Note 3):
 Investor Limited Partners
  (30,000 Units outstanding)                (3,731,228)     (3,279,094)
 Original Limited Partner                   (1,383,474)     (1,364,438)
 General Partners                             (312,828)       (308,068)
                                         -------------   -------------

Total partners' deficit                     (5,427,530)     (4,951,600)
                                         -------------   -------------

Total liabilities and partners' deficit  $  11,893,415   $  12,588,568
                                         =============   =============






               The accompanying notes are an integral part of the
                       consolidated financial statements.

             KRUPP REALTY LIMITED PARTNERSHIP - IV AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                For the Three Months     For the Nine Months
                                 Ended September 30,     Ended September 30,
                               ----------------------   ----------------------
                                  2000        1999         2000        1999
                               ----------  ----------   ----------  ----------
Revenue:
    Rental                     $1,817,770  $1,755,053   $5,408,494  $5,229,234
    Other income                   17,238      13,934       53,837      40,143
                               ----------  ----------   ----------  ----------
         Total revenue          1,835,008   1,768,987    5,462,331   5,269,377
                               ----------  ----------   ----------  ----------

Expenses:
  Operating (Note 4)              453,183     484,092    1,330,825   1,377,294
  Maintenance                     149,500     150,955      423,094     464,150
  Real estate taxes               196,697     174,368      618,465     535,865
  Management fees (Note 4)         68,463      79,081      213,838     211,335
  General and administrative
   (Note 4)                        61,306      65,111      167,571     162,665
  Depreciation and amortization   441,801     403,009    1,240,333   1,175,324
  Interest                        393,137     362,132    1,162,245   1,042,128
                               ----------  ----------   ----------  ----------

          Total expenses        1,764,087   1,718,748    5,156,371   4,968,761
                               ----------  ----------   ----------  ----------

Income before minority interest    70,921      50,239      305,960     300,616

Minority interest                    (626)       (834)      (2,323)     (3,040)
                               ----------  ----------   ----------  ----------

Net income                     $   70,295  $   49,405   $  303,637  $  297,576
                               ==========  ==========   ==========  ==========

Allocation of  net income
  (Note 3):
  Investor Limited Partners
    (30,000 Units outstanding):
       Net income              $   66,780  $   46,935   $  288,455  $  282,697
                               ==========  ==========   ==========  ==========

  Investor Limited Partners
    Per Unit:
       Net Income              $     2.23  $     1.56   $     9.62  $     9.42
                               ==========  ==========   ==========  ==========

  Original Limited Partner
    (100 Units outstanding):
       Net income              $    2,812  $    1,976   $   12,146  $   11,903
                               ==========  ==========   ==========  ==========

  General Partners
       Net income              $      703  $      494   $    3,036  $    2,976
                               ==========  ==========   ==========  ==========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

               KRUPP REALTY LIMITED PARTNERSHIP - IV SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                          For the Nine Months
                                          Ended September 30,
                                       ------------------------
                                          2000          1999
                                       ----------    ----------
Cash flows from operating activities:
  Net income                           $  303,637    $  297,576
  Adjustment to reconcile net income
   to net cash provided by operating
   activities:
    Depreciation and amortization       1,240,333     1,175,324
    Changes in assets and liabilities:
      Decrease (increase) in prepaid
       expenses and other assets          104,845       (15,150)
      Increase (decrease) in other
       liabilities                          8,039       (58,773)
      Increase in due to affiliates        18,751       199,745
                                       ----------    ----------

      Net cash provided by operating
       activities                       1,675,605     1,598,722
                                       ----------    ----------

Cash flows from investing activities:
  Decrease in other liabilities for
   fixed asset additions                   (7,105)       (1,473)
  Fixed asset additions                  (620,441)     (527,271)
                                       ----------    ----------

      Net cash used in investing
       activities                        (627,546)     (528,744)
                                       ----------    ----------

Cash flows from financing activities:
  Principal payments on mortgage notes
   payable                               (238,908)     (317,698)
  Distributions                          (779,567)     (779,571)
  Increase in deferred expenses              -          (30,450)
                                       ----------    ----------

      Net cash used in financing
       activities                      (1,018,475)   (1,127,719)
                                       ----------    ----------

Net increase (decrease) in cash and
 cash equivalents                          29,584       (57,741)

Cash and cash equivalents, beginning
 of period                                856,738       774,230
                                       ----------    ----------

Cash and cash equivalents, end of
 period                                 $ 886,322     $ 716,489
                                       ==========    ==========










               The accompanying notes are an integral part of the
                       consolidated financial statements.

             KRUPP REALTY LIMITED PARTNERSHIP - IV AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1)      Accounting Policies

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted in this report on Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. In the opinion of the General Partners of Krupp Realty Limited Partnership - IV and Subsidiaries ( the "Partnership"), the disclosures contained in this report are adequate to make the information presented not misleading. See notes to Consolidated Financial Statements included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1999 for additional information relevant to significant accounting policies followed by the Partnership.

The consolidated financial statements present consolidated assets, liabilities and operations of Pavillion Partners, Ltd., Westbridge Partners, Ltd., and Krupp Realty Limited Partnership-IV. Westcop Corporation has a 1% interest in the operations of Westbridge Partners, Ltd. and Pavillion Partners, Ltd. At September 30, 2000 and December 31, 1999, minority interest of $8,948 and $11,271, respectively, is included in prepaid and other assets.

In the opinion of the General Partners of the Partnership, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Partnership's consolidated financial position as of September 30, 2000, its results of operations for the three and nine months ended September 30, 2000 and 1999 and its cash flows for the nine months ended September 30, 2000 and 1999.

The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

(2)      Mortgage  Notes Payable

On February 28, 1999, the Partnership completed the refinancing of Walden Pond Apartment' mortgage notes payable of $5,500,000 and $900,000. Monthly principal payments on the new mortgage notes are $6,500 and $1,100, respectively, with interest payments at the contract rate of interest equal to the greater of (a) 0.5% per annum in excess of prime rate , or (b) 8% per annum. The mortgage notes mature on February 28, 2001 and may be prepaid in whole, but not in part, without a prepayment premium with 45 days prior written notice. During the period ended March 31, 1999 the Partnership paid closing costs of $30,450 for the refinancing.












                                    Continued

             KRUPP REALTY LIMITED PARTNERSHIP - IV AND SUBSIDIARIES

(3)      Changes in Partners' Deficit

A summary of changes in Partners' deficit for the nine months ended September 30, 2000 is as follows:

                                Investor     Original                 Total
                                Limited      Limited     General      Partners'
                                Partners     Partner     Partners     Deficit
                              -----------  -----------  ----------  -----------
Balance at December 31, 1999  $(3,279,094) $(1,364,438) $ (308,068) $(4,951,600)

Net income                        288,455       12,146       3,036      303,637

Distributions                    (740,589)     (31,182)     (7,796)    (779,567)
                              -----------  -----------  ----------  -----------

Balance at September 30, 2000 $(3,731,228) $(1,383,474) $ (312,828) $(5,427,530)
                              ===========  ===========  ==========  ===========

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

Amounts accrued or paid to the General Partners' affiliates were as follows:

                                For the Three Months      For the Nine Months
                                 Ended September 30,      Ended September 30,
                              ------------------------  -----------------------
                                 2000          1999        2000         1999
                              -----------  -----------  ----------  -----------
   Property management fees   $    68,463  $    79,081  $  213,838  $   211,335

   Expense reimbursements          79,279       80,418     216,226      188,670
                              -----------  -----------  ----------  -----------

   Charge to operations       $   147,742  $   159,499  $  430,064  $   400,005
                              ===========  ===========  ==========  ===========


Due to the affiliates consisted of expense reimbursements of $52,474 and $33,723 at September 30, 2000 and December 31, 1999, respectively.

             KRUPP REALTY LIMITED PARTNERSHIP - IV AND SUBSIDIARIES

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

Liquidity and Capital Resources

The Partnership's ability to generate cash adequate to meet its needs is dependent primarily upon the operations of its real estate investments. Such ability would also be impacted by the future availability of bank borrowings, and upon the future refinancing and sale of The Partnership's real estate investments. These sources of liquidity will be used by Partnership for payment of expenses related to real estate operations, capital improvements, debt service and other expenses. Cash Flow, if any, as calculated under Section 8.2
(a) of the Partnership Agreement, will then be available for distribution to the Partners.

Over the past several years real estate markets in general have improved, and the General Partners feel this is an opportune time to formulate a liquidation strategy for the Partnership. As such, the General Partners intend to begin the process of more thoroughly assessing the property sales market in the Partnership's market areas and developing a disposition strategy which will yield the highest value to investors through an efficient and orderly liquidation of the Partnership. In keeping with this strategy, the General Partners intend to refinance mortgage loans which mature in the next 6 months with financing that leaves flexibility for the property sales.

Assuming market conditions do not change, the assessment of the property sales market is consistent with the General Partners' expectations, and an acceptable disposition plan can be implemented the General Partners expect to complete the liquidation process over the next 15 months. However, there can be no assurance that such liquidation will occur, or what amounts may be realized by the Partnership.

The General Partners, on an ongoing basis, assess the current and future liquidity needs in determining the level of working capital reserves the Partnership should maintain. Adjustments to the distribution are made when appropriate to reflect such assessments. The current annual distribution rate is $24.69 per Unit, and is paid semiannually in February and August.

Operations

The following discussion relates to the operation of the Partnership and its properties (Fenland Field, Pavillion and Walden Pond Apartments) for the three and nine months ended September 30, 2000 and 1999.

Net income increased during the three and nine months ended September 30, 2000 when compared to the three and nine months ended September 30, 1999 with increases in total revenue more than offsetting increases in total expenses. The increase in total revenue is primarily as a result of rental rate increases implemented at all of the Partnership's properties at the end of the first quarter of 2000. Other income increased due to increases in interest income resulting from higher average cash and cash equivalent balances available for investment when compared to 1999.


                                   Continued

             KRUPP REALTY LIMITED PARTNERSHIP - IV AND SUBSIDIARIES

Total expenses for the three and nine months ended September 30, 2000 increased when compared to the three and nine months ended September 30, 1999 with increases in real estate tax, depreciation and interest expenses offset by decreases in operating and maintenance expenses. Real estate tax expense increased as a result of a reassessment of property values at Walden Pond and Pavillion by the local tax authority. Depreciation expense increased in conjunction with increased capital improvements completed at the properties. Interest expense increased as a result of increases in the prime lending rate. Operating expense decreased primarily as a result of reductions in salary and payroll expense. Maintenance expense decreased as a result of improvements completed during the year.

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

                                         Krupp Realty Limited Partnership - IV
                                         --------------------------------------
                                                        (Registrant)




                                         BY: /s/Wayne H. Zarozny
                                         --------------------------
                                         Wayne H. Zarozny
                                         Treasurer and Chief Accounting
                                         Officer of The Krupp Corporation,
                                         a General Partner



DATE:    November 14, 2000