Form 10-K
period 2000-12-31
KRUPP REALTY LTD PARTNERSHIP IV
filed 2001-04-02
CIK 710389

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                     --------------------------------------

                                    FORM 10-K
(Mark  One)
      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

  X   For the fiscal year ended                December 31, 2000
                                ------------------------------------------------

                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

      For the transition period from                      to
                                    --------------------      ------------------

                         Commission File number 0-11987
                                               ---------

                       Krupp Realty Limited Partnership-IV
--------------------------------------------------------------------------------

    Massachusetts                                           04-2772783
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS employer identification no.)
incorporation or organization

One Beacon Street, Boston, Massachusetts                    02108
----------------------------------------       ---------------------------------
(Address of principal executive                           (Zip code)
offices)

(Registrant's telephone number, including area code)         (617) 523-7722
                                                    ----------------------------

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:   Units of Investor
                                                               Limited Partner
                                                               Interest

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                Yes         X                No
                    ----------------            -----------------
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of voting securities held by non-affiliates:  Not
                                                                     Applicable.

Documents incorporated by reference: Part IV, Item 14.

The exhibit index is located on pages 12-14.

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

     On March 31, 1998, the Partnership sold Indian Run Apartments, a 256-unit multi-family apartment complex, located in Abilene, Texas, to an unaffiliated third party (see Note E to Consolidated Financial Statements, included in Item 8 (Appendix A) of this report).

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


     The Partnership's investments in real estate are also subject to such risks as (i) competition from existing and future projects held by other owners in the locations of the Partnership's properties, (ii) possible reduction in rental income due to an inability to maintain high occupancy levels, (iii) possible adverse changes in mortgage interest rates, (iv) possible adverse changes in general economic and local conditions, such as competitive over-building, increases in unemployment, or adverse changes in real estate zoning laws, (v) possible future adoption of rent control legislation which would not permit the full amount of increased costs to be passed on to tenants in the form of rent increases, and (vi) other circumstances over which the Partnership may have little or no control.

     As of December 31, 2000, the Partnership  did not employ any personnel.

ITEM 2. PROPERTIES

     As of December 31, 2000, the Partnership had an aggregate of 1,000 apartment units.

     A summary of the Partnership's multi-family real estate investments is presented below. Schedule III included in Item 8 (Appendix A) to this report contains additional detailed information with respect to individual properties.

                                            Average Occupancy For the Year Ended
                                                         December 31,
                            Year of   Total ------------------------------------
         Description      Acquisition Units   2000   1999   1998   1997    1996
------------------------- ----------- ----- ------- ------ ------ ------ -------
Fenland Field Apartments
Columbia, Maryland           1983       234   95%     97%    99%   100%     98%

Pavillion Apartments
Garland, Texas               1983       350   94%     95%    96%    95%     95%

Walden Pond Apartments
Houston, Texas               1983       416   89%     94%    97%    98%     95%
                                      -----

                                      1,000  Units
                                      =====

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

     The number of Investor Limited Partners as of December 31, 2000 was approximately 1,634.

     The Partnership made the following distributions to its Partners during the years ended December 31, 2000 and 1999:

                                              Year Ended December 31,
                                  ----------------------------------------------
                                           2000                     1999
                                  -----------------------   --------------------
                                     Amount      Per Unit     Amount    Per Unit
                                  -------------  --------   ----------  --------
Limited Partners:

     Investor Limited Partners
       (30,000 Units Outstanding)   $740,589      $24.69     $740,590    $24.69

     Original Limited Partner         31,182                   31,183

General Partners                       7,796                    7,796
                                  -----------               ----------

                                    $779,567                 $779,569
                                  ===========               ==========


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

     The Partnership made special capital distributions of $67.12 and $43.33 per Unit during the second quarter of 1998 and the second quarter of 1996, respectively, with the funds received from the sale of Indian Run Apartments in 1998 and the sale of Lakeview Tower Apartments in 1992, respectively. Pursuant to the Partnership Agreement, distributions from capital transactions, such as the sale of a property, are allocated 99% to Investor Limited Partners and 1% to the General Partners. For details, see Note H to Consolidated Financial Statements included in Item 8 (Appendix A) of this report.

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

                         2000        1999        1998        1997        1996
                     ----------- ----------- ----------- ----------- -----------

Total revenue        $ 7,290,609 $ 7,052,216 $ 7,169,243 $ 7,721,285 $7,307,643

Income (loss) before
 gain on sale of
 property and extra
 ordinary loss           333,985     464,369     574,090     157,116   (156,880)

Gain on sale of
 property                      -           -   2,960,743           -          -

Extraordinary loss             -           -    (389,523)          -          -

Net income (loss)        333,985     464,369   3,145,310     157,116   (156,880)

Net income (loss)
 allocated to:

     Investor Limited
       Partners          317,286     441,150   3,090,894     149,260   (149,306)
         Per Unit          10.58       14.71      103.03        4.98      (4.97)

     Original Limited
       Partner            13,359      18,575      22,964       6,285     (6,275)

     General Partners      3,340       4,644      31,452       1,571     (1,569)

Total assets at
   December 31,       12,017,592  12,588,568  13,245,952  16,718,318 17,605,712

Long-term obligations
at December 31,        9,363,967  12,496,331  10,552,809  19,544,471 19,429,196

Distributions:

     Investor Limited
       Partners          740,589     740,590   2,853,592   1,119,903  2,419,804
         Per Unit          24.69       24.69       95.12       37.33      80.66

     Original Limited
       Partner            31,182      31,183      35,369      47,158     47,158

     General Partners      7,796       7,796      29,182      11,790     24,920


Operating results for the periods presented are not comparable due to the sale of Indian Run Apartments on March 31, 1998.

The per Unit distributions for the years ended December 31, 2000, 1999, 1998, 1997 and 1996 were $24.69, $24.69, $95.12, $37.33 and $80.66, respectively, of which $0, $0, $67.12, $0 and $43.33 represented a return of capital.

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

     Over the past several years, real estate markets in general have improved, and the General Partners feel it is an opportune time to formulate a liquidation strategy for the Partnership. As such, the General Partners intend to begin the process of more thoroughly assessing the property sales market in the Partnership's market areas and developing a disposition strategy which will yield the highest value to investors through an efficient and orderly liquidation of the Partnership. In keeping with this strategy, the General Partners intend to refinance or extend mortgage loans which mature in the next 6 months with financing that leaves flexibility for the property sales.

     Assuming market conditions do not change, the assessment of the property sales market is consistent with the General Partners' expectations, and an acceptable disposition plan can be implemented, the General Partners expect to complete the liquidation process over the next 12 months. However, there can be no assurance that such liquidation will occur, or what amounts may be realized by the Partnership.

     On November 9, 2000, the General Partners signed an agreement extending the mortgage note payable on Walden Pond Apartments until November 1, 2002. The Partnership paid an extension fee of $29,555 for this privilege. The extension terms reduced the interest rate from prime + 0.5% to prime - 0.5%.

     As of December 31, 2000, the General Partners had signed agreements extending the mortgage note payable on Fenland Field Apartments, under the original terms, until June 1, 2002. The Partnership paid an extension fee of $5,000 for this privilege.

     The General Partners are currently negotiating an extension of the mortgage note payable on Pavillion Apartments. It is anticipated that the mortgage will be extended under terms that are substantially similar to the current terms.

     The Partnership funded approximately $992,000 of capital improvements at the properties in 2000 for appliances, carpeting and other interior and exterior building improvements. In an effort to improve the marketability of the Partnerships' properties, the Partnership expects to spend approximately $580,000 for improvements in 2001 consisting of internal enhancements which include the painting and replacement of cabinets at the properties as well as exterior improvements, including entrance rehab, replacement of sewer pipes, new signage, and window replacement at Fenland Field Apartments. The Partnership expects to fund these improvements from established reserves and operations. The General Partners may need to suspend distributions and/or borrow additional funds to pay for future capital expenditures.

     On March 31, 1998, the Partnership sold Indian Run Apartments to an unaffiliated third party. The Partnership received $5,850,000, less repayment of the mortgage note payable and interest of $2,658,664 and closing costs of $138,518. For further details, see Note E to the Consolidated Financial Statements included in Item 8 (Appendix A) of this report.

     Due to improvements in the operations of the properties and reduced debt service, the Partnership had sufficient cash flow in 1995 to increase the annual distribution rate to $28.00 per Unit and to $37.33 per Unit in 1996. As a result of the sale of Indian Run Apartments, the General Partners reduced the distribution rate to $9.33 per Unit for the distribution paid in August 1998. However, the General Partners increased the distribution rate to $24.69 per Unit beginning with the distribution payable in February 1999 due to improved operations during the year.

     The Partnership made special distributions of $2,034,000, $67.12 per Unit, and $1,313,031, $43.33 per Unit, during the second quarter of 1998 and the second quarter of 1996, respectively, based on the remaining proceeds from the sale of Indian Run Apartments in 1998 and Lakeview Tower Apartments in 1992, respectively. Distributions of net cash proceeds from capital transactions are allocated in accordance with the Partnership Agreement (as described in Note H to the Consolidated Financial Statements included in Item 8 (Appendix A) of this report).

     The General Partners, on an ongoing basis, assess the current and future liquidity needs in determining the levels of working capital reserves the Partnership should maintain. Adjustments to distributions are made when appropriate to reflect such assessments.


     On July 31, 1997, the General Partners obtained an additional $900,000 note for Walden Pond Apartments. The note bears interest at a rate of 9.5% per annum and matured on February 28, 1999, simultaneous with the first mortgage note. The proceeds from the note were placed in escrow and were used to fund capital improvements at the property. The Partnership paid closing costs of $33,082 to secure the note. (For further details, see Note F to Consolidated Financial Statements included in Item 8 (Appendix A) of this report.)

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

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of fFinancial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires recognition of all derivative instruments as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement will be effective for the Partnership beginning January 1, 2001. The Partnership did not hold any derivative instruments at December 31, 2000, and as such, the Partnership does not expect this pronouncement to have a significant impact on the Partnership's financial statements.

Operations

     The following discussion relates to the operations of the Partnership and its properties (Fenland Field, Walden Pond and Pavillion Apartments) for the years ended December 31, 2000, 1999 and 1998. The sale of Indian Run Apartments in March 1998, significantly impacts the comparability of the Partnership's operations for the years ended December 31, 1999 and 1998.

2000 compared to 1999

     Net income decreased during 2000 when compared to 1999 as the increase in total expenses more than offset the increase in total revenue. The increase in total revenue is primarily a result of rental rate increases implemented at all of the Partnership's properties at the end of the first quarter of 2000. Revenue also increased due to increases in interest income resulting from higher average cash and cash equivalent balances available for investment when compared to 1999.

     Total expenses in 2000 increased when compared to 1999 with increases in real estate tax, depreciation and interest expenses partially offset by a decrease in maintenance expense. Real estate tax expense increased as a result of a reassessment of property values at Walden Pond and Pavillion by the local authority. Depreciation and amortization expense increased in conjunction with increased capital improvements completed at the properties. Interest expense increased as a result of increases in the prime lending rate. Maintenance expense decreased as a result of capital improvements completed during the year.

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

     Total expenses in 1999, net of Indian Run's activity, increased as compared to 1998 with increases in general and administrative and interest expenses. These increases were partially offset by a decrease in depreciation and amortization expenses. General and administrative expenses increased due to higher expenses incurred in connection with preparation and mailing of Partnership reports and other investor communications. Depreciation and amortization expense decreased as fixed asset additions purchased in previous years became fully depreciated. Interest expense increased with the refinancing of Walden Pond Apartments' mortgage notes payable. For further discussion of this note, see Note F to the Consolidated Financial Statements included in Item 8 (Appendix A) of this report.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Partnership's future earnings, cash flows and fair values relevant to financial instruments are dependent upon prevalent market rates. Market risk is the risk of loss from adverse changes in market prices and interest rates. The Partnership manages its market risk by matching projected cash inflows from operating activities, investing activities and financing activities with projected cash outflows to fund debt payments, acquisitions, capital expenditures, distributions and other cash requirements. The majority of the Partnership's outstanding debt (maturing at various times through 2002) has a fixed interest rate, which minimizes the interest rate risk.

     The Partnership has total outstanding debt of approximately $16,225,000 at December 31, 2000, of which approximately $5,903,000, or 36%, is variable rate debt. If market rates of interest on the Partnership's variable rate debt increase by ten percent (or approximately 90 basis points), the increase in interest expense on the Partnership's variable rate debt would decrease future earnings and cash flows by approximately $100,000. If market rates of interest increase by ten percent, the fair value of the Partnership's total outstanding debt would decrease by approximately $51,000. If market rates of interest on the Partnership's variable rate debt decrease by ten percent (or approximately 90 basis points), the decrease in interest expense on the Partnership's variable rate debt would increase future earnings and cash flows by approximately $100,000. If market rates of interest decrease by ten percent, the fair value of the Partnership's total outstanding debt would increase by approximately $51,000.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary data are listed in the Index to Financial Statements and Financial Statement Schedule appearing on Page F-2 of this Annual Report on Form 10-K.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Partnership has no directors or executive officers. Information as to the directors and executive officers of The Krupp Corporation, which is a General Partner of KRLP-IV, and The Krupp Company Limited Partnership-II, the other General Partner of KRLP-IV, is as follows:

             Name and Age                  Position with The Krupp Corporation

             Douglas Krupp (54)            Co-Chairman of the Board
             George Krupp (56)             Co-Chairman of the Board
             Frank Apeseche (43)           President
             David Quade (57)              Treasurer

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

     Frank Apeseche is the President of The Berkshire Group. Mr. Apeseche joined The Berkshire Group in 1986. He served as Chief Financial Officer and Chief Planning Officer from 1992 to 1995. Mr. Apeseche was the founding Managing Partner of BG Affiliates, a private equity investment firm. Prior to joining The Berkshire Group he served as a manager with Andersen Consulting where he specialized in providing technology solutions to Fortune 500 clients. Mr. Apeseche received a BA with distinction from Cornell University and an MBA with Honors from the University of Michigan.

     David C. Quade is the Treasurer and Executive Vice President of The Berkshire Group. Mr. Quade joined The Berkshire Group in 1998. Prior to joining The Berkshire Group, he was a Principal and Executive V.P./CFO at Leggat McCall Properties for eighteen years. At Leggatt McCall, Mr. Quade had extensive experience in business strategic planning, financial workouts, funds management, and corporate financing regarding asset management. Prior to that, Mr. Quade worked in senior financial capacities for two NYSE companies, North American Mortgage Investors and Equitable Life Mortgage & Realty Investors, and he also worked at Coopers & Lybrand. He has a P.A.P. from the Northwestern University Graduate School of Business, and a B.S. degree and a Master's degree in Business Administration from Central Michigan University.


ITEM 11. EXECUTIVE COMPENSATION

     The Partnership has no directors or executive officers.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     As of February 15, 2001, beneficial owners of record owning more than 5% of the Partnership's 30,000 outstanding Units were as follows:

      Title           Name and Address        Amount and Nature         Percent
      of                   Of                        of                 Of
      Class           Beneficial Owner       Beneficial Ownership       Class
  -------------  -------------------------- ----------------------    ----------

  Investor       Madison Avenue Investment   1,671.38 Units (1)(2)        5.60%
  Limited         Partners, LLC
  Partner Units  P.O. Box 7533
                 Incline Village, NV 89452

  Investor       First Equity Realty, LLC
  Limited        555 Fifth Avenue, 9th Floor
  Partner Units  New York, NY 10017          1,671.38 Units (1)(3)        5.60%

  Investor       The Harmony Group II, LLC
  Limited        P.O. Box 7533
  Partner Units  Incline Village, NV 89452   1,671.38 Units (1)(4)        5.60%

  Investor       Ronald M. Dickerman
  Limited        555 Fifth Avenue, 9th Floor
  Partner Units  New York, NY 10017          1,671.38 Units (1)(5)        5.60%

  Investor       Bryan E. Gordon
  Limited        P.O. Box 7533
  Partner Units  Incline Village, NV 89452   1,671.38 Units (1)(6)        5.60%

  Investor       Equity Resources Group,
  Limited         Incorporated
  Partner Units  14 Story Street
                 Cambridge, MA 02138         1,704.50 Units (7)           5.70%

(1) According to the statement on Schedule 13G originally filed on December 6, 1999 by Madison Avenue Investment Partners, LLC("MAIP"), First Equity Realty , LLC ("First Equity"), The Harmony Group II, LLC ("Harmony Group"), Ronald M. Dickerman and Bryan E. Gordon (collectively, the "Reporting Persons"), as amended by Amendment No. 1 thereto dated February 11, 2000 (as amended, the "Madison Schedule 13G"), each of MAIP, First Equity, Harmony Group and Reporting Persons may be deemed to constitute a "group" within the meaning of Section 13(d)(3) of the Exchange Act. According to the Madison Schedule 13D, MAIP is the controlling person of various entities which are the nominee owners of, or the successors by merger to the assets of nominee owners of, Limited Partner Interest (the "Units") of the Issuer. As stated in the Madison Schedule 13D, these nominees, none of which beneficially own 5% or more of the Units, are ISA Partnership Liquidity Investors, Madison/AG Partnership Value Partners III and Cobble Hill Investments, LP.

     According to the Madison Schedule 13D, the controlling members of MAIP are The Harmony Group II, LLC, a Delaware limited liability company of which Bryan E. Gordon is the Managing Member, and First Equity Realty, LLC, a New York limited liability company of which Ronald M. Dickerman is the Managing Member.

(2) According to the Madison Schedule 13G, Madison Avenue Investment Partners, LLC has sole voting and dispositive power with respect to 1,671.38 units of the Partnership.

(3) According to the Madison Schedule 13G, First Equity Realty, LLC has shared voting and dispositive power with respect to 1,671.38 units of the Partnership.

(4) According to the Madison Schedule 13G, The Harmony Group II, LLC has shared voting and dispositive power with respect to 1,671.38 units of the Partnership.


(5) According to the Madison Schedule 13G, Ronald M. Dickerman has shared voting and dispositive power with respect to 1,671.38 units of the Partnership.

(6) According to the Madison Schedule 13G, Bryan E. Gordon has shared voting and dispositive power with respect to 1,671.38 units of the Partnership.

(7) According to the statement on Schedule 13D originally filed on December 12, 1996 by Equity Resources Group, Incorporated, Equity Resource Cambridge Fund Limited Partnership, Equity Resource General Fund Limited Partnership, Equity Resource Fund XVI Limited Partnership, Equity Resource Fund XVII Limited Partnership, Equity Resource Fund XIX Limited Partnership, James E. Brooks, Marks S. Thompson and Eggert Dagbjartsson as amended by Amendment No. 1 thereto dated April 14, 1997 (as amended, the "Equity Resources
     Schedule 13D"), Equity Resources Group, Incorporated, James E. Brooks, Mark
     S. Thompson and Eggert Dagbjartsson, in their capacities as general partners of each of Equity Resource Cambridge Fund Limited Partnership, Equity Resource General fund Limited Partnership, Equity Resource Fund XVI Limited Partnership, Equity Resource Fund XVII Limited Partnership and Equity Resource Fund XIX Limited Partnership, respectively, share the power to vote or direct the vote and to dispose of or direct the disposition of 1,704.5 units..

     The only interests held by management or its affiliates consist of its General Partner and Original Limited Partner Interests.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Partnership does not have any directors, executive officers or nominees for election as director. Please see Note I to the Consolidated Financial Statements (Appendix A).

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

     (b)  Exhibits:

          Number and Description Under Regulation S-K

          The following reflects all applicable Exhibits required under Item 601 of Regulation S-K:

     (4)  Instruments   defining  the  rights  of  security  holders   including
          indentures:

     (4.1)Amended Agreement of Limited  Partnership dated as of January 12, 1983
          [Exhibit  A  to  Prospectus  included  in  Registrant's   Registration
          Statement on Form S-11 (File 2-80650)].*

     (4.2)Amended   Certificate   of   Limited   Partnership   filed   with  the
          Massachusetts Secretary of State on March 31, 1983 [Exhibit 4.2 to Registrant's Annual Report on Form 10-K dated December 31, 1983 (File No. 2-80650)].*

     (10) Material Contracts

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

     (10.12) Renewal Multifamily Deed of Trust, Assignment of Rents and Security
          Agreement dated February 28, 1992 by Westbridge Partners, Ltd. and John M. Walker, Jr., as Trustee, and University Mortgage Acquisition Corp. [Exhibit 10.16 to Registrant's Annual Report on Form 10-K dated December 31, 1993 (File No. 0-11987)].*

     (10.13) First Renewal, Extension and Modification Agreements dated February
          28, 1999 between Westbridge Partners, Ltd. and First Trust Savings Bank. [Exhibit 10.1 to Registrant's Report on Form 10-Q dated March 31, 1999 (File No. 0-11987)].

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

     (c)  Reports on Form 8-K

          During the last quarter of the year ended December 31, 2000 the Partnership did not file any reports on Form 8-K.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 2001.

                                       Krupp Realty Limited Partnership-IV
                                       ----------------------------------------
                                                     (Registrant)

                                  BY:  The Krupp Corporation, a General Partner
                                       ----------------------------------------

                                  BY:  /s/ Douglas Krupp
                                       ----------------------------------------
                                       Douglas Krupp
                                       Co-Chairman (Principal Executive Officer)
                                       and Director of The Krupp Corporation

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 30th day of March, 2001.

Signatures                                        Titles


/s/ Douglas Krupp                  Co-Chairman (Principal Executive Officer) and
---------------------------        Director of The Krupp Corporation, a  General
Douglas Krupp                      Partner.


/s/ George Krupp                   Co-Chairman (Principal Executive Officer) and
---------------------------        Director of the Krupp Corporation, a  General
George Krupp                       Partner.

/s/ Frank Apeseche                 President of the Krupp Corporation, a General
---------------------------        Partner.
Frank Apeseche


/s/ David Quade                    Treasurer (Principal Financial and Accounting
---------------------------        Officer) of the Krupp Corporation, a  General
David Quade                        Partner.

                                   APPENDIX A

              KRUPP REALTY LIMITED PARTNERSHIP-IV AND SUBSIDIARIES











                 CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE
                               ITEM 8 OF FORM 10-K

             ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
                      For the Year Ended December 31, 2000

              KRUPP REALTY LIMITED PARTNERSHIP-IV AND SUBSIDIARIES

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE




Report of Independent Accountants                                    F-3


Consolidated Balance Sheets at December 31, 2000 and
December 31, 1999                                                    F-4


Consolidated Statements of Operations For the Years Ended
December 31, 2000, 1999 and 1998                                     F-5 - F-6


Consolidated Statements of Changes in Partners' Deficit
For the Years Ended December 31, 2000, 1999 and 1998                 F-7


Consolidated Statements of Cash Flows For the Years Ended
December 31, 2000, 1999 and 1998                                     F-8


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

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners of
Krupp Realty Limited Partnership-IV and Subsidiaries:


     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Krupp Realty Limited Partnership-IV and Subsidiaries (the "Partnership") at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
March 19, 2001

              KRUPP REALTY LIMITED PARTNERSHIP-IV AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2000 and 1999


                                     ASSETS

                                        2000              1999
                                   --------------   --------------

Multi-family apartment complexes,
 net of accumulated depreciation
 of $26,362,441 and $24,736,628,
 respectively (Note F)                $10,139,898      $10,774,104
Cash and cash equivalents (Note C)        740,853          856,738
Real estate tax escrows                   723,394          679,584
Prepaid expenses and other assets
 (Notes B & I)                            277,631          221,644
Investment in Securities (Note D)          95,516                -
Deferred expenses, net of accumulated
 amortization of $341,854 and
 $291,101, respectively                    40,300           56,498
                                   --------------   --------------

         Total assets                 $12,017,592      $12,588,568
                                   ==============   ==============

                        LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
  Mortgage notes payable (Note F)     $16,224,646      $16,538,127
  Due to affiliates (Note I)                    -           33,723
  Other liabilities (Note G)            1,190,128          968,318
                                   --------------   --------------
         Total liabilities             17,414,774       17,540,168

Partners' deficit (Note H):
     Investor Limited Partners
      (30,000 Units outstanding)       (3,702,397)      (3,279,094)
     Original Limited Partner          (1,382,261)      (1,364,438)
     General Partners                    (312,524)        (308,068)
                                   --------------   --------------

         Total partners' deficit       (5,397,182)      (4,951,600)
                                   --------------   --------------
         Total liabilities and
          partners' deficit           $12,017,592      $12,588,568
                                   ==============   ==============

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

              KRUPP REALTY LIMITED PARTNERSHIP-IV AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF OPERATIONS For the Year Ended
                        December 31, 2000, 1999, and 1998
                                      -----


                                        2000           1999          1998
                                   -------------- -------------- -------------

Revenue:
     Rental                            $7,213,565     $6,989,114   $7,066,401
     Interest income (Note C)              77,044         63,102      102,842
                                   -------------- -------------- -------------
         Total revenue                  7,290,609      7,052,216    7,169,243
                                   -------------- -------------- -------------

Expenses:
     Operating (Notes E and I)          1,846,098      1,830,422    1,916,491
     Maintenance                          557,813        594,780      606,271
     Real estate taxes                    816,275        701,956      724,018
     Management fees (Note I)             291,677        271,555      287,049
     General and administrative
      (Note I)                            222,339        225,045      138,201
     Depreciation and amortization      1,676,566      1,537,145    1,762,642
     Interest (Note F)                  1,543,174      1,422,506    1,154,453
                                   -------------- -------------- -------------

         Total expenses                 6,953,942      6,583,409    6,589,125
                                   -------------- -------------- -------------

Income before minority  interest,
  gain on sale of property
  and extraordinary loss                  336,667        468,807      580,118
Minority interest                          (2,682)        (4,438)      (6,028)
Gain on sale of property (Note E)              -              -     2,960,743
                                   -------------- --------------- ------------
Income before extraordinary loss          333,985        464,369    3,534,833
Extraordinary loss from early
  extinguishment of debt (Note E)              -              -      (389,523)
                                   -------------- --------------- ------------
Net income (Note J)                      $333,985       $464,369   $3,145,310
                                   ============== =============== ============

Allocation of net income (Note H):

     Investor Limited Partners
       (30,000 Units outstanding):
         Income before gain on sale
           of property and
           extraordinary loss            $317,286       $441,150     $545,386
         Gain on sale of property              -              -     2,931,136
         Extraordinary loss                    -              -      (385,628)
                                   -------------- --------------- ------------
         Net income                      $317,286       $441,150   $3,090,894
                                   ============== =============== ============


                                    Continued
                                       F-5

              KRUPP REALTY LIMITED PARTNERSHIP-IV AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF OPERATIONS, Continued For the Year
                     Ended December 31, 2000, 1999, and 1998
                                      -----


                                       2000            1999           1998
                                   -------------- --------------- ------------

     Investor Limited Partners,
      Per Unit:
         Income before gain on sale
           of property and
           extraordinary loss              $10.58         $14.71       $18.18
         Gain on sale of property              -              -         97.70
         Extraordinary loss                    -              -        (12.85)
                                   -------------- --------------- ------------
         Net income                        $10.58         $14.71      $103.03
                                   ============== =============== ============

     Original Limited Partner:
         Income before gain on sale
           of property and
           extraordinary loss             $13,359        $18,575      $22,964
         Gain on sale of property              -              -            -
         Extraordinary loss                    -              -            -
                                   -------------- --------------- ------------
         Net income                       $13,359        $18,575      $22,964
                                   ============== =============== ============

     General Partners:
         Income before gain on sale
           of property and
           extraordinary loss              $3,340         $4,644       $5,740
         Gain on sale of property              -              -        29,607
         Extraordinary loss                    -              -        (3,895)
                                   -------------- --------------- ------------
         Net income                        $3,340         $4,644      $31,452
                                   ============== =============== ============

























               The accompanying notes are an integral part of the
                       consolidated financial statements.
                                       F-6

              KRUPP REALTY LIMITED PARTNERSHIP-IV AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT For the
                  Year Ended December 31, 2000, 1999, and 1998
                                      -----

                          Investor      Original                   Total
                          Limited       Limited       General      Partners'
                          Partners      Partner       Partners     Deficit
                         -----------  ------------  -----------  ------------

Balance at               $(3,216,956)  $(1,339,425)  $(307,186)  $(4,863,567)
   December 31, 1997

Net income                 3,090,894        22,964      31,452     3,145,310

Distributions             (2,853,592)      (35,369)    (29,182)   (2,918,143)

Balance at               -----------  ------------  -----------  ------------
  December 31, 1998       (2,979,654)   (1,351,830)   (304,916)   (4,636,400)


Net income                   441,150        18,575       4,644       464,369

Distributions               (740,590)      (31,183)     (7,796)     (779,569)
                         -----------  ------------  -----------  ------------
Balance at
  December 31,1999        (3,279,094)   (1,364,438)   (308,068)   (4,951,600)

Net income (Note H)          317,286        13,359       3,340       333,985

Distributions
(Note H)                    (740,589)      (31,182)     (7,796)     (779,567)
                         -----------  ------------  -----------  ------------

Balance at
  December 31, 2000      $(3,702,397)  $(1,382,261)  $(312,524)  $(5,397,182)
                         ===========  ============  ===========  ============

The per Unit distributions for the years ended December 31, 2000, 1999 and 1998 were $24.69, $24.69 and $95.12, respectively, of which $0, $0 and $67.12 represented a return of capital, respectively.



               The accompanying notes are an integral part of the
                       consolidated financial statements.

              KRUPP REALTY LIMITED PARTNERSHIP-IV AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF CASH FLOWS For the Year Ended
                        December 31, 2000, 1999, and 1998
                                      -----

                                                2000         1999       1998
                                              ---------   ---------  ----------
Cash flows from operating activities:
     Net income                               $ 333,985   $ 464,369  $3,145,310
     Adjustments to reconcile net income to
       net cash provided by operating
       activities:
         Depreciation and amortization        1,676,566   1,537,145   1,762,642
         Interest earned on repair escrow            -           -      (12,898)
         Gain on sale of property                    -           -   (2,960,743)
         Extraordinary loss from early
           extinguishment of debt                    -           -      389,523
         Changes in assets and liabilities:
              Decrease (increase) in prepaid
                expenses and other assets       (99,797)   (105,521)     23,019
              Increase (decrease) in other
                liabilities                     134,187      23,850    (276,153)
              Increase (decrease) in due to
                 affiliates                     (33,723)     22,989     (30,837)
              Releases from real estate tax
                and insurance escrows due to
                sale of  property                    -           -       33,722
                                              ---------   ---------  ----------

                  Net cash provided by
                    operating activities      2,011,218   1,942,832   2,073,585
                                              ---------   ---------  ----------

Cash flows from investing activities:
     Deposits to replacement reserve escrow          -           -      (10,769)
     Withdrawals from replacement reserve
       escrow                                        -           -      315,159
     Release from replacement reserve
       escrows due to sale of property               -           -       11,493
     Additions to fixed assets                 (991,607)   (661,282) (1,085,983)
     Increase (decrease) in other
       liabilities for fixed asset additions     (7,893)      5,899       1,994
     Proceeds from sale of property, net             -           -    5,711,482
                                              ---------   ---------  ----------

                  Net cash (used in)
                    provided by investing
                    activities                 (999,500)   (655,383)  4,943,376
                                              ---------   ---------  ----------

Cash flows from financing activities:
     Principal payments on mortgage notes
       payable                                 (313,481)   (394,922)   (756,495)
     Repayment of mortgage notes payable             -           -   (2,638,042)
     Decrease (increase) in deferred
       expenses                                 (34,555)    (30,450)      3,191
     Payment of prepayment premium                   -           -     (335,863)
     Distributions                             (779,567)   (779,569) (2,918,143)
                                              ---------   ---------  ----------

                  Net cash used in financing
                    activities               (1,127,603) (1,204,941) (6,645,352)
                                              ---------   ---------  ----------

Net (decrease) increase in cash and cash
  equivalents                                  (115,885)     82,508     371,609
Cash and cash equivalents, beginning of the
  year                                          856,738     774,230     402,621
                                              ---------   ---------  ----------
Cash and cash equivalents, end of year        $ 740,853   $ 856,738   $ 774,230
                                              =========   =========  ==========

Non-cash investing activities:
  Investment in securities                      $95,516          -           -

               The accompanying notes are an integral part of the
                       consolidated financial statements.
                                       F-8

              KRUPP REALTY LIMITED PARTNERSHIP-IV AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      -----

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

     As of December 31, 2000, the Partnership owned three multi-family apartment complexes.

B.   Significant Accounting Policies

     The Partnership uses the following accounting policies for financial reporting purposes, which may differ in certain respects from those used for federal income tax purposes (see Note J).

     Basis of Presentation

     The consolidated financial statements present the consolidated assets, liabilities and operations of Pavillion Partners, Ltd., Westbridge Partners, Ltd. and KRLP-IV (see Note A). All intercompany balances and transactions have been eliminated. At December 31, 2000 and 1999, minority interest of $8,589 and $11,271, respectively, were included in other assets.

     Risks and Uncertainties

     The Partnership invests its cash primarily in deposits and money market funds with commercial banks. The Partnership has not experienced any losses to date on its invested cash.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, contingent assets and liabilities and revenues and expenses during the reporting period. Actual results could differ from those estimates.

                                    Continued

              KRUPP REALTY LIMITED PARTNERSHIP-IV AND SUBSIDIARIES

                                      -----

B.   Significant Accounting Policies, Continued

     Cash and Cash Equivalents

     The Partnership includes all short-term investments with maturities of three months or less from the date of acquisition in cash and cash equivalents. The cash investments are recorded at cost, which approximates current market values.

     Rental Revenue

     Leases require the payment of base rent monthly in advance. Rental revenues are recorded on the accrual basis. Real Estate Real estate assets and equipment are stated at depreciated cost. Pursuant to Statement of Financial Accounting Standards Opinion No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", impairment losses are recorded on long-lived assets used in operations on a property by property basis, when events and circumstances indicate that the real estate assets might be impaired and the estimated undiscounted cash flows, without interest charges, to be generated by those assets are less than the carrying amount of those assets. Upon determination that an impairment has occurred, those assets shall be reduced to fair value.

     Expenditures for ordinary maintenance and repairs are expensed to operations as they are incurred. Significant renovations and improvements which improve or extend the useful life of the assets are capitalized. Except for amounts attributed to land, rental property and improvements are depreciated over their estimated useful lives using the straight-line method. The estimated useful lives by asset category are:

                   Buildings and improvements            3 to 25 years
                   Appliances, carpeting and equipment   3 to 8 years

     The Partnership classifies assets as available for sale upon the General Partners committing to a formal plan of disposal. The Partnership is in the process of determining the marketability of the Partnership's real estate assets but the General Partners have not committed to a formal plan of disposition and therefore no properties have been classified as available for sale.

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

                                      -----


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

     All revenue is from external customers and no revenue are generated from transactions with other segments. There are no tenants which contributed 10% or more of the Partnership's total revenue during 2000, 1999 or 1998.

     Recent Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of financial Accounting standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires recognition of all derivative instruments as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement will be effective for the Partnership beginning January 1, 2001. The Partnership did not hold any derivative instruments at December 31, 2000, and as such, the Partnership does not expect this pronouncement to have a significant impact on the Partnership's financial statements.

     Investment in Securities

     The investment in securities is carried at its original issuance valuation as the common stock is not listed or traded on an exchange and is not considered a marketable security pursuant to Statement of Financial Standards Opinion No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (FAS 115").

C.   Cash and Cash Equivalents

     Cash and cash equivalents consisted of the following:

                                            December 31,        December 31,
                                               2000                1999
                                         -----------------   ------------------
         Cash and money market accounts      $740,853             $856,738
                                         =================   ==================












                                    Continued

              KRUPP REALTY LIMITED PARTNERSHIP-IV AND SUBSIDIARIES

                                      -----

D.   Investment in Securities

     On October 5, 2000, the Partnership, as a member of an alliance of major multifamily real estate companies, executed a master lease agreement ("MLA") with a provider of high-speed internet, video and voice services to multifamily communities. Pursuant to the MLA, the Partnership granted the provider preferred lease, license and access rights to provide data services, consisting of high-speed broadband internet access, and video services, to the residents at some of its multifamily communities for a ten year period. In exchange for these rights, the Partnership received 366,691 shares of common stock which were valued at $.2285 per share or $83,823. In addition, the Partnership will receive 7.5% of the gross revenues that the provider obtains from providing its services as well as a fixed amount for each resident that executes a subscriber agreement. In conjunction with the execution of the MLA, the Partnership made an investment of $8,406 in exchange for 36,785 additional shares of common stock also valued at $.2285 per share. The Partnership incurred approximately $3,287 in closing costs related to the acquisition by the Partnership and the closing costs incurred were recorded as an investment in securities in the financial statements as of December 31, 2000.

E.   Sale of Indian Run Apartments

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

F.   Mortgage Notes Payable

     The properties owned by the Partnership are pledged as collateral for the respective non-recourse mortgage notes payable outstanding at December 31, 2000 and 1999. Mortgage notes payable consisted of the following:



                                     Principal        Annual
                             -----------------------  Interest
           Property              2000        1999     Rate        Maturity Date
     ----------------------- ------------ ----------- ---------- ---------------

     Fenland Field Apartments $ 3,720,715 $ 3,873,996     9.25%     June 1, 2002

     Walden Pond Apartments     5,903,327   5,986,927 See below November 1, 2002

     Pavillion Apartments       6,600,604   6,677,204     9.25%      May 1, 2001
                              ----------- -----------

          Total               $16,224,646 $16,538,127
                              =========== ===========








                                    Continued

              KRUPP REALTY LIMITED PARTNERSHIP-IV AND SUBSIDIARIES

                                      -----

F.   Mortgage Notes Payable, Continued

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

     Based on the borrowing rates currently available to the Partnership for bank loans with similar terms and average maturities, the fair value of long-term debt is approximately $3,863,000 and $3,903,000 at December 31, 2000 and 1999, respectively.

     As of December 31, 2000 the General Partners had signed agreements extending the mortgage note payable, under the original terms, until June 1, 2002. The Partnership paid an extension fee of $5,000 for this privilege.

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

     On November 9, 2000, the General Partners signed an agreement extending the mortgage note payable, until November 1, 2002. Under the terms of the extension agreement the interest rate on the debt is reduced from prime + 0.5% to prime - 0.5%, 9% as of December 31, 2000. The Partnership paid an extension fee of $29,555 for this privilege.

     Because the interest rate on Walden Pond's debt fluctuates with market rates, the book value of the mortgages approximates fair market value.




                                    Continued

              KRUPP REALTY LIMITED PARTNERSHIP-IV AND SUBSIDIARIES

                                      -----

F.   Mortgage Notes Payable, Continued

     Pavillion Apartments

     The property is subject to a non-recourse mortgage note payable, based on a 30-year amortization, in equal monthly installments of principal and interest of $57,587. At maturity, all unpaid principal ($6,580,326) and any accrued and unpaid interest are due. The note may be prepaid at any time, subject to certain prepayment premiums.

     Based on the borrowing rates currently available to the Partnership for bank loans with similar terms and average maturities, the fair value of long-term debt is approximately $6,654,000 and $6,771,000 at December 31, 2000 and 1999, respectively.

     The General Partners are currently negotiating an extension of this mortgage note payable. It is anticipated that the mortgage will be extended under terms that are substantially similar to the current terms.

Due to restrictions on transfers and prepayment, the Partnership may be unable to refinance certain mortgage notes payable at such calculated fair value.

The aggregate scheduled principal amounts of long-term borrowings due during the five years ending December 31, 2005 are $6,860,678, $9,363,967, $0, $0, and $0,
respectively.

The Partnership paid interest on its mortgage notes of $1,542,659, $1,422,506 and $1,154,453 during the years ended December 31, 2000, 1999 and 1998, respectively.

G.   Other Liabilities

     Other liabilities consisted of the following at December 31, 2000 and 1999:

                                       2000                1998
                                -----------------   -----------------
       Accounts payable               $   30,998          $   39,845
       Accrued real estate taxes         608,519             523,496
       Other liabilities                 392,943             255,300
       Tenant security deposits          157,668             149,677
                                -----------------   -----------------
                                      $1,190,128          $  968,318
                                =================   =================

H.   Partners' Deficit

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

                                    Continued

              KRUPP REALTY LIMITED PARTNERSHIP-IV AND SUBSIDIARIES

                                      -----

H.   Partners' Deficit, Continued

     As of December 31, 2000, the following cumulative partner contributions and allocations have been made since inception of KRLP-IV:

                             Investor     Original                Total
                             Limited      Limited      General    Partners'
                             Partners     Partner      Partners   (Deficit)
                             -----------  -----------  ---------  -----------


     Capital contributions   $30,000,000  $     4,000  $   1,000  $30,005,000
     Syndication costs        (4,050,000)          -          -    (4,050,000)
     Distributions:
       Operations             (9,455,227)    (398,127)   (99,530)  (9,952,884)
       Capital transaction    (5,313,560)          -     (53,673)  (5,367,233)
     Income (loss):
       Operations            (26,706,702   (1,286,056)  (282,756) (28,275,514)
       Capital transaction    11,823,092      297,922    122,435   12,243,449
                             -----------  -----------  ---------  -----------
     Balance at
       December 31, 2000     $(3,702,397) $(1,382,261) $(312,524) $(5,397,182)
                             ===========  ===========  =========  ===========


I.   Related Party Transactions
     --------------------------

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

     Amounts accrued or paid to the General Partners affiliates for the years ended December 31, 2000, 1999 and 1998 were as follows:

                                         2000           1999         1998
                                      -----------    ----------  -----------
         Property management fees        $291,677      $271,555     $287,049

         Expense reimbursements           295,476       269,037      275,788
                                      -----------    ----------  -----------
           Charged to operations         $587,153      $540,592     $562,837
                                      ===========    ==========  ===========

     Due from affiliates consisted of expense reimbursements of $28,007 and is included in prepaid expenses and other assets at December 31, 2000. Due to affiliates consisted of expense reimbursements of $33,723 at December 31, 1999.









                                    Continued

              KRUPP REALTY LIMITED PARTNERSHIP-IV AND SUBSIDIARIES

                                      -----

J.   Federal Income Taxes

     For federal income tax purposes, the Partnership is depreciating property using the Accelerated Cost Recovery System ("ACRS") and the Modified Accelerated Cost Recovery System ("MACRS") depending on which is applicable.

     The reconciliation of the net income for each year reported in the accompanying Consolidated Statement of Operations with the net loss reported in the Partnership's federal income tax return for the years ended December 31, 2000, 1999 and 1998 is as follows:

                                           2000          1999         1998
                                        -----------  ------------  -----------

     Net income per
       Consolidated Statement of
         Operations                        $333,985      $464,369   $3,145,310

          Difference in book and tax
            depreciation for Fenland
            Field and Indian Run            213,609       172,556      200,671

          Difference in Partnership's
            share of Pavillion Partners
            net income for tax purposes     289,727       255,803      172,490

          Difference in Partnership's
            share of Westbridge
            Partners net income for tax
            purposes                        533,554       390,020     (128,156)

          Difference between book and
            tax gain on sale of
            property                             -             -     1,742,577
                                        -----------  ------------  -----------

     Net income for federal income tax
       purposes                          $1,370,875    $1,282,748   $5,132,892
                                        ===========  ============  ===========

     The allocation of the net income for federal income tax purposes for 2000 is as follows:

                                         Portfolio     Passive
                                         Income        Income         Total
                                        -----------  ------------  -----------

     Investor Limited Partners             $ 72,668    $1,229,663   $1,302,331
     Original Limited Partner                 3,060        51,775       54,835
     General Partners                           765        12,944       13,709
                                        -----------  ------------  -----------
                                            $76,493    $1,294,382   $1,370,875
                                        ===========  ============  ===========

     During the years ended December 31, 2000, 1999 and 1998 the per Unit net income to the Investor Limited Partners for federal income tax purposes was $43.41, $40.62 and $168.82, respectively.

     The basis of the Partnership's assets for financial reporting purposes exceeded its tax basis by approximately $2,829,000 and $3,594,000 at December 31, 2000 and 1999, respectively. The basis of the Partnership's liabilities for financial reporting purposes is less than its tax basis by approximately $4,492,000 and $5,868,000 at December 31, 2000 and 1999,
     respectively.

              KRUPP REALTY LIMITED PARTNERSHIP-IV AND SUBSIDIARIES

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 2000
                                      -----

                              Initial Cost to             Costs Capitalized
                                Partnership           Subsequent to Acquisition
                          ----------------------- -----------------------------
                                      Buildings           Buildings  Depreciable
                                          &                   &
Description  Encumbrances    Land    Improvements  Land   Improvements  Life
------------ ------------ ---------- ------------ ------- ------------ ---------

Fenland Field
Apartments
Columbia, MD  $3,720,715 $   365,262 $ 4,852,767  $   407 $3,508,073 3 to 25 yrs

Walden Ponds
Apartments
Houston, TX    5,903,327     906,253  12,040,217    1,211  2,886,938 3 to 25 yrs

Pavillion
Apartments
Garland, TX    6,600,604     680,621   9,042,535    1,199  2,216,856 3 to 25 yrs
             ------------ ---------- -----------  ------- ----------

     Total   $16,224,646  $1,952,136 $25,935,519   $2,817 $8,611,867
             ============ ========== ===========  ======= ==========

                                Gross Amounts Carried at
                                      End of Year
                        ------------------------------------
                          Buildings                            Year
                            and                 Accumulated Construction Year
Description    Land     Improvements    Total   Depreciation Completed Acquired
------------  --------  ----------- ----------- ------------ --------- --------

Fenland Field
Apartments
Columbia, MD $ 365,669  $ 8,360,840 $ 8,726,509 $ 6,313,603      1970    1983

Walden Ponds
Apartments
Houston, TX    907,464   14,927,155  15,834,619  11,531,153      1982    1983

Pavillion
Apartments
Garland, TX    681,820   11,259,391  11,941,211   8,517,685      1983    1983
            ----------  ----------- ----------- -----------

     Total  $1,954,953  $34,547,386 $36,502,339 $26,362,441

            ==========  =========== =========== ===========









                                    Continued

              KRUPP REALTY LIMITED PARTNERSHIP-IV AND SUBSIDIARIES

                                December 31, 2000
                                      -----

Reconciliation of Real Estate and Accumulated Depreciation for each of the three years in the period ended December 31, 2000:

                                        2000            1999          1998
                                     -----------     -----------   -----------

       Real Estate
       -----------

    Balance at beginning of year     $35,510,732     $34,849,450   $41,807,070

    Acquisition and improvements         991,607         661,282     1,085,983

    Sale of property                         -                -     (8,043,603)
                                     -----------     -----------   -----------

    Balance at end of year           $36,502,339     $35,510,732    $34,849,450
                                     ===========     ===========   ===========



                                        2000            1999          1998
                                     -----------     -----------   -----------

       Accumulated Depreciation
       ------------------------

    Balance at beginning of year     $24,736,628     $23,263,961   $26,859,567

    Depreciation expense               1,625,813       1,472,667     1,697,258

    Sale of property                          -               -     (5,292,864)
                                     -----------     -----------   -----------
    Balance at end of year           $26,362,441     $24,736,628   $23,263,961
                                     ===========     ===========   ===========

The Partnership uses the cost basis for property valuation for both income tax and financial statement purposes. The aggregate cost of the Partnership's real estate for federal income tax purposes at December 31, 2000 is $36,507,288 and the aggregate accumulated depreciation for federal income tax purposes is $29,885,169.