Form 10-Q
period 2001-03-31
KRUPP REALTY LTD PARTNERSHIP IV
filed 2001-05-15
CIK 710389

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

(Mark One)

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              March 31, 2001
                              --------------------------------------------------

                                       OR

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    -----------------------

             Commission file number             0-11987
                                    -----------------------------------

                      Krupp Realty Limited Partnership -IV

     Massachusetts                                                 04-2772783
--------------------------------------------------------------------------------
(State or other jurisdiction of                                (IRS employer
incorporation or organization)                               identification no.)

  One Beacon Street, Boston, Massachusetts                          02108
--------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

                                 (617) 523-7722
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The total number of pages in this document is 11.

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

             KRUPP REALTY LIMITED PARTNERSHIP - IV AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                    (Unaudited)
                                                     March 31,     December 31,
                                                       2001            2000
                                                   ------------    ------------

Multi-family apartment communities, net of
 accumulated depreciation of $26,757,553 and
 $26,362,441, respectively                         $  9,855,383    $ 10,139,898
Cash and cash equivalents                               617,580         740,853
Real estate tax escrows                                 359,222         723,394
Prepaid expenses and other assets (Note 1)              172,886         277,631
Investment in securities (Note 2)                        95,516          95,516
Deferred expense, net of accumulated amortization
 of $353,467 and $341,854, respectively (Note 3)         28,687          40,300
                                                   ------------    ------------

Total assets                                       $ 11,129,274    $ 12,017,592
                                                   ============    ============

                       LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
Mortgage notes payable (Note 3)                    $ 16,133,595    $ 16,224,646
Due to affiliates (Note 5)                               20,749            --
Other liabilities                                       762,370       1,190,128
                                                   ------------    ------------
Total liabilities                                    16,916,714      17,414,774
                                                   ------------    ------------

Partners' deficit (Note 4):
Investor Limited Partners
(30,000 Units outstanding)                           (4,073,142)     (3,702,397)
Original Limited Partner                             (1,397,871)     (1,382,261)
General Partners                                       (316,427)       (312,524)
                                                   ------------    ------------

Total partners' deficit                              (5,787,440)     (5,397,182)
                                                   ------------    ------------

Total liabilities and partners' deficit                                       $
                                                   $ 11,129,274      12,017,592
                                                   ============    ============





                     The accompanying notes are an integral
                 part of the consolidated financial statements.

             KRUPP REALTY LIMITED PARTNERSHIP - IV AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                      For the Three Months
                                                         Ended March 31,
                                                   --------------------------
                                                       2001           2000
                                                   -----------    -----------

Revenue:
  Rental                                           $ 1,796,106    $ 1,784,075
  Other income                                          18,222         18,100
                                                   -----------    -----------

Total revenue                                        1,814,328      1,802,175
                                                   -----------    -----------

Expenses:
  Operating (Note 5)                                   512,105        424,242
  Maintenance                                          118,599        123,615
  Real estate taxes                                    184,035        233,483
  Management fees (Note 5)                              75,404         73,239
  General and administrative (Note 5)                  122,824         34,557
  Depreciation and amortization                        406,725        398,220
  Interest                                             394,689        381,176
                                                   -----------    -----------

Total expenses                                       1,814,381      1,668,532
                                                   -----------    -----------

(Loss) income before minority interest                     (53)       133,643

Minority interest                                         (421)          (805)
                                                   -----------    -----------

Net (loss) income                                  $      (474)   $   132,838
                                                   ===========    ===========

Allocation of net (loss) income (Note 4):

Investor Limited Partners
(30,000 Units outstanding):
Net (loss) income                                  $      (450)   $   126,196
                                                   ===========    ===========

Investor Limited Partners
Per Unit:

Net (loss) income                                  $      (.02)   $      4.21
                                                   ===========    ===========

Original Limited Partner
(100 Units outstanding):
Net (loss) income                                  $       (19)   $     5,314
                                                   ===========    ===========

General Partners:
Net (loss) income                                  $        (5)   $     1,328
                                                   ===========    ===========

                     The accompanying notes are an integral
                 part of the consolidated financial statements.

               KRUPP REALTY LIMITED PARTNERSHIP - IV SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                     For the Three Months
                                                        Ended March 31,
                                                     ----------------------
                                                        2001         2000
                                                     ---------    ---------

Cash flows from operating activities:
  Net (loss) income                                  $    (474)   $ 132,838
  Adjustment to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                      406,725      398,220
  Changes in assets and liabilities:
    Decrease in prepaid expenses and other assets      468,917      413,223
    Decrease in other liabilities                     (428,135)    (317,775)
    Increase in due to affiliates                       20,749      (33,723)
                                                     ---------    ---------

      Net cash provided by operating activities        467,782      592,783
                                                     ---------    ---------

Cash flows from investing activities:
  Decrease in other liabilities for
   fixed asset additions                                   377       (4,147)
  Fixed asset additions                               (110,597)    (117,303)
                                                     ---------    ---------

      Net cash used in investing activities           (110,220)    (121,450)
                                                     ---------    ---------

Cash flows from financing activities:
  Principal payments on mortgage notes payable         (91,051)     (78,493)
  Distributions                                       (389,784)    (389,784)
                                                     ---------    ---------

      Net cash used in financing activities           (480,835)    (468,277)
                                                     ---------    ---------

Net (decrease) increase in cash and cash equivalents  (123,273)       3,056

Cash and cash equivalents, beginning of period         740,853      856,738
                                                     ---------    ---------

Cash and cash equivalents, end of period             $ 617,580    $ 859,794
                                                     =========    =========












                     The accompanying notes are an integral
                 part of the consolidated financial statements.

             KRUPP REALTY LIMITED PARTNERSHIP - IV AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1)  Accounting Policies

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted in this report on Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. In the opinion of the General Partners of Krupp Realty Limited Partnership - IV and Subsidiaries ( the "Partnership"), the disclosures contained in this report are adequate to make the information presented not misleading. See notes to Consolidated Financial Statements included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2000 for additional information relevant to significant accounting policies followed by the Partnership.

     The consolidated financial statements present consolidated assets, liabilities and operations of Pavillion Partners, Ltd., Westbridge Partners, Ltd., and Krupp Realty Limited Partnership-IV. Westcop Corporation has a 1% interest in the operations of Westbridge Partners, Ltd. and Pavillion Partners, Ltd. At March 31, 2001 and December 31, 2000, minority interest of $8,167 and $8,589, respectively, is included in prepaid and other assets.

     In the opinion of the General Partners of the Partnership, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Partnership's consolidated financial position as of March 31, 2001 and its results of operations and cash flows for the three months ended March 31, 2001 and 2000.

     The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

(2)  Investment in Securities

     On October 5, 2000, the Partnership, as a member of an alliance of major multi-family real estate companies, executed a master lease agreement ("MLA") with a provider of high-speed internet, video and voice services to multi-family communities. Pursuant to the MLA, the Partnership granted the provider preferred lease, license and access rights to provide data services, consisting of high-speed broadband internet access and video services, to the residents at some of its multifamily communities for a ten year period. In exchange for these rights, the Partnership received 366,691 shares of common stock which were valued at $.2285 per share or $83,823. In addition, the Partnership will receive 7.5% of the gross revenues that the provider obtains from providing its services as well as a fixed amount for each resident that executes a subscriber agreement. In conjunction with the execution of the MLA, the Partnership made an investment of $8,406 in exchange for 36,785 additional shares of common stock also valued at $.2285 per share. The Partnership incurred approximately $3,287 in closing costs related to the acquisition by the Partnership and the closing costs incurred were recorded as an investment in securities in the financial statements as of December 31, 2000.








                                    Continued

             KRUPP REALTY LIMITED PARTNERSHIP - IV AND SUBSIDIARIES

(3)  Mortgage Notes Payable

     On November 9, 2000, the General Partners signed an agreement extending the mortgage note payable on Walden Pond Apartments, until November 1, 2002. Under the terms of the extension agreement the interest rate on the debt is reduced from prime + 0.5% to prime - 0.5%. The Partnership paid an extension fee of $29,555 for this privilege.

     As of December 31, 2000, the General Partners had signed agreements extending the mortgage note payable on Fenland Field Apartments, under the original terms, until June 1, 2002. The Partnership paid an extension fee of $5,000 for this privilege.

     On April 27, 2001, the General Partners signed an agreement extending the mortgage note payable on Pavillion Apartments, under the original terms, until May 1, 2002. The Partnership paid an extension fee of $32,969 for this privilege.

(4)  Changes in Partners' Deficit

     A summary of changes in Partners' deficit for the three months ended March 31, 2001 is as follows:

                        Original       Investor                      Total
                        Limited        Limited         General       Partners'
                        Partner        Partners        Partners      Deficit
                       -----------    -----------    -----------    -----------

Balance at
 December 31, 2000     $(3,702,397)   $(1,382,261)   $  (312,524)   $(5,397,182)

Net loss                      (450)           (19)            (5)          (474)

Distributions             (370,295)       (15,591)        (3,898)      (389,784)
                       -----------    -----------    -----------    -----------

Balance at
 March 31, 2001        $(4,073,142)   $(1,397,871)   $  (316,427)   $(5,787,440)
                       ===========    ===========    ===========    ===========
















                                    Continued

             KRUPP REALTY LIMITED PARTNERSHIP - IV AND SUBSIDIARIES

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

     Amounts accrued or paid to the General Partners' affiliates were as follows:

                                                     For the Three Months
                                                        Ended March 31,
                                                     ---------------------
                                                       2001       2000
                                                     ---------   ---------

        Property management fees                     $  75,404   $  73,239

        Expense reimbursements                         165,361      57,180
                                                     ---------   ---------

            Charge to operations                     $ 240,765   $ 130,419
                                                     =========   =========

Due to (from) affiliates consisted of expense reimbursements of $20,749 and ($28,007) at March 31, 2001 and December 31, 2000, respectively. Amounts due from affiliates are included in prepaid expenses and other assets on the balance sheet at December 31, 2000.

             KRUPP REALTY LIMITED PARTNERSHIP - IV AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements including those concerning Management's expectations regarding the future financial performance and future events. These forward-looking statements involve significant risks and uncertainties, including those described herein. Actual results may differ materially from those anticipated by such forward-looking statements.

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

     Over the past several years, real estate markets in general have improved, and the General Partners feel it is an opportune time to formulate a liquidation strategy for the Partnership. As previously disclosed, the General Partners have begun the process of more thoroughly assessing the real estate sales market in the Partnership's market areas and developing a disposition strategy which will yield the highest value to investors through an efficient and orderly liquidation of the Partnership. In keeping with this strategy, the General Partners have extended the mortgage loan which would have matured in the next 2 months with financing that leaves flexibility for the property sales.

     Assuming market conditions do not change, the assessment of the real estate sales market is consistent with the General Partners' expectations, and an acceptable disposition plan can be implemented, the General Partners expect to complete the liquidation process over the next 12 months. However, there can be no assurance that such liquidation will occur, or what amounts may be realized by the Partnership.

     On November 9, 2000, the General Partners signed an agreement extending the mortgage note payable on Walden Pond Apartments until November 1, 2002. The Partnership paid an extension fee of $29,555 for this privilege. The extension terms reduced the interest rate from prime + 0.5% to prime - 0.5%.

     As of December 31, 2000, the General Partners signed an agreement extending the mortgage note payable on Fenland Field Apartments, under the original terms, until June 1, 2002. The Partnership paid an extension fee of $5,000 for this privilege.

     On April 27, 2001, the General Partners signed an agreement extending the mortgage note payable on Pavillion Apartments, under the original terms, until May 1, 2002. The Partnership paid an extension fee of $32,969 for this privilege.

     The General Partners, on an ongoing basis, assess the current and future liquidity needs in determining the level of working capital reserves the Partnership should maintain. Adjustments to the distribution are made when appropriate to reflect such assessments. The current annual distribution rate is $24.69 per Investor Limited Partner Unit, and is paid semi-annually in February and August.

             KRUPP REALTY LIMITED PARTNERSHIP - IV AND SUBSIDIARIES

     Operations

     The following discussion relates to the operation of the Partnership and its properties (Fenland Field, Pavillion and Walden Pond Apartments) for the three months ended March 31, 2001 and 2000.

     Net income decreased during the three months ended March 31, 2001 when compared to the three months ended March 31, 2000 due to increases in total expenses more than offsetting increases in total revenue. The increase in total revenue is primarily as a result of rental rate increases implemented at all of the Partnership's properties at the end of the first quarter of 2000.

     Total expenses for the three months ended March 31, 2001 increased when compared to the three months ended March 31, 2000 due to increases in operating and general and administrative expenses, partially offset by a decrease in real estate taxes. Operating expenses increased as a result of increases in utilities and payroll expenses. General and administrative expenses increased as a result of increased investor communication costs, including the annual look back adjustment which totaled approximately $49,000, which includes printing and mailing of quarterly and annual reports. Real estate tax expense decreased as a result of a reassessment of property values by the local taxing authority.


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


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

     A detailed analysis of quantitative and qualitative market risk exposures was provided in the in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2000. There have been no material changes in market risk subsequent to that date

             KRUPP REALTY LIMITED PARTNERSHIP - IV AND SUBSIDIARIES

                           PART II - OTHER INFORMATION



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


                                            Krupp Realty Limited Partnership-IV
                                            ------------------------------------
                                                      (Registrant)

                                       BY:  /s/ David C. Quade
                                            ------------------------------------
                                            David C. Quade
                                            Treasurer   (Principal Financial and
                                            Accounting Officer) of The Krupp
                                            Corporation, a General Partner





     DATE: May 15, 2001