Form 10-Q
period 2001-06-30
KRUPP REALTY LTD PARTNERSHIP IV
filed 2001-08-06
CIK 710389

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

(Mark One)

   |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               June 30, 2001
                               -------------------------------------------------

                                       OR

   |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                               -----------------------    ----------------------

             Commission file number             0-11987
                                    -----------------------------------

                      Krupp Realty Limited Partnership -IV

       Massachusetts                                           04-2772783
--------------------------------------------------------------------------------
(State or other jurisdiction of                              (IRS employer
incorporation or organization)                               identification no.)

 One Beacon Street, Boston, Massachusetts                       02108
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

                          PART I. FINANCIAL INFORMATION

Item 1.   CONSOLIDATED FINANCIAL STATEMENTS
------

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

             KRUPP REALTY LIMITED PARTNERSHIP - IV AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                    (Unaudited)
                                                     June 30,      December 31,
                                                       2001            2000
                                                   ------------    ------------
Multi-family apartment communities, net of
  accumulated depreciation of $27,159,374 and
  $26,362,441, respectively                        $  9,536,020    $ 10,139,898
Cash and cash equivalents                             1,003,837         740,853
Real estate tax escrows                                 540,702         723,394
Prepaid expenses and other assets (Note 1)              136,110         277,631
Investment in securities (Note 2)                        95,516          95,516
Deferred expense, net of accumulated amortization
  of $359,216 and $341,854, respectively (Note 3)        22,938          40,300
                                                   ------------    ------------

         Total assets                              $ 11,335,123    $ 12,017,592
                                                   ============    ============

                        LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
    Mortgage  notes payable (Note 3)               $ 16,048,491    $ 16,224,646
    Due to affiliates (Note 5)                           38,789            -
    Other liabilities                                   922,000       1,190,128

                                                   ------------    ------------
         Total liabilities                           17,009,280      17,414,774
                                                   ------------    ------------

Partners' deficit (Note 4):
    Investor Limited Partners
     (30,000 Units outstanding)                      (3,965,523)     (3,702,397)
    Original Limited Partner                         (1,393,340)     (1,382,261)
    General Partners                                   (315,294)       (312,524)
                                                   ------------    ------------

         Total partners' deficit                     (5,674,157)     (5,397,182)
                                                   ------------    ------------

         Total liabilities and partners' deficit   $ 11,335,123    $ 12,017,592
                                                   ============    ============




                     The accompanying notes are an integral
                 part of the consolidated financial statements.

             KRUPP REALTY LIMITED PARTNERSHIP - IV AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                             For the Three Month          For the Six Months
                                Ended June 30,              Ended June 30,
                           ------------------------    ------------------------
                              2001          2000          2001          2000
                           ----------    ----------    ----------    ----------

Revenue:
    Rental                 $1,849,081    $1,806,649    $3,645,187    $3,590,724
    Other Income               10,497        18,499        28,719        36,599
                           ----------    ----------    ----------    ----------
         Total revenue      1,859,578     1,825,148     3,673,906     3,627,323
                           ----------    ----------    ----------    ----------

Expenses:
    Operating (Note 5)        481,755       453,400       993,860       877,642
    Maintenance               154,819       149,979       273,418       273,594
    Real estate taxes         195,279       188,285       379,314       421,768
    Management fees (Note 5)   78,265        72,136       153,669       145,375
    General and administrative
      (Note 5)                 72,074        71,708       194,898       106,265
    Depreciation and
      amortization            407,570       400,312       814,295       798,532
    Interest                  355,503       387,932       750,192       769,108
                           ----------    ----------    ----------    ----------

         Total expenses     1,745,265     1,723,752     3,559,646     3,392,284
                           ----------    ----------    ----------    ----------

Income before minority
  interest                    114,313       101,396       114,260       235,039

Minority interest              (1,030)         (892)       (1,451)       (1,697)
                           ----------    ----------    ----------    ----------

Net income                 $  113,283    $  100,504    $  112,809    $  233,342
                           ==========    ==========    ==========    ==========

Allocation of net income (Note 4):

 Investor Limited Partners
 (30,000 Units outstanding):
         Net income        $  107,619    $   95,479    $  107,169    $  221,675
                           ==========    ==========    ==========    ==========

 Investor Limited Partners
   Per Unit:
         Net Income        $     3.59    $     3.18    $     3.57    $     7.39
                           ==========    ==========    ==========    ==========

 Original Limited Partner
 (100 Units outstanding):
         Net income        $    4,531    $    4,020    $    4,512    $    9,334
                           ==========    ==========    ==========    ==========

 General Partners:
         Net income        $    1,133    $    1,005    $    1,128    $    2,333
                           ==========    ==========    ==========    ==========

                     The accompanying notes are an integral
                 part of the consolidated financial statements.

               KRUPP REALTY LIMITED PARTNERSHIP - IV SUBSIDUARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                         For the Six Months
                                                            Ended June 30,
                                                     --------------------------
                                                         2001           2000
                                                     -----------    -----------
Cash flows from operating activities:
    Net income                                       $   112,809    $   233,342
    Adjustment to reconcile net income to net cash
      provided by operating activities:
       Depreciation and amortization                     814,295        798,532
       Changes in assets and liabilities:
         Decrease in prepaid expenses and other
           assets                                        324,213        277,513
         Decrease in other liabilities                  (270,492)      (264,532)
         Increase (decrease) in due to affiliates         38,789        (20,196)
                                                     -----------    -----------

           Net cash provided by operating activities   1,019,614      1,024,659
                                                     -----------    -----------

Cash flows from investing activities:
    Increase (decrease) in other liabilities related
      to fixed asset additions                             2,364         (6,415)
    Fixed asset additions                               (193,055)      (344,994)
                                                     -----------    -----------

           Net cash used in investing activities        (190,691)      (351,409)
                                                     -----------    -----------

Cash flows from financing activities:
    Principal payments on mortgage notes payable        (176,155)      (158,088)
    Distributions                                       (389,784)      (389,784)
                                                     -----------    -----------

           Net cash used in financing activities        (565,939)      (547,872)
                                                     -----------    -----------

Net increase in cash and cash equivalents                262,984        125,378

Cash and cash equivalents, beginning of period           740,853        856,738
                                                     -----------    -----------

Cash and cash equivalents, end of period             $ 1,003,837    $   982,116
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

     The consolidated financial statements present consolidated assets, liabilities and operations of Pavillion Partners, Ltd., Westbridge Partners, Ltd., and Krupp Realty Limited Partnership-IV. Westcop Corporation has a 1% interest in the operations of Westbridge Partners, Ltd. and Pavillion Partners, Ltd. At June 30, 2001 and December 31, 2000, minority interest of $7,138 and $8,589, respectively, is included in other assets.

     In the opinion of the General Partners of the Partnership, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals necessary to present fairly the Partnership's consolidated financial position as of June 30, 2001, its results of operations for the three and six months ended June 30, 2001 and 2000 and its cash flows for the six months ended June 30, 2001 and 2000.

     The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

(2)  Investment in Securities

     On October 5, 2000, the Partnership, as a member of an alliance of major multi-family real estate companies, executed a master lease agreement ("MLA") with a provider of high-speed internet, video and voice services to multi-family communities. Pursuant to the MLA, the Partnership granted the provider preferred lease, license and access rights to provide data services, consisting of high-speed broadband internet access and video services, to the residents at some of its multi-family communities for a ten year period. In exchange for these rights, the Partnership received 366,691 shares of common stock which were valued at $.2285 per share or $83,823. In addition, the Partnership will receive 7.5% of the gross revenues that the provider obtains from providing its services as well as a fixed amount for each resident that executes a subscriber agreement. In conjunction with the execution of the MLA, the Partnership made an investment of $8,406 in exchange for 36,785 additional shares of common stock also valued at $.2285 per share. The Partnership incurred approximately $3,287 in closing costs related to the acquisition by the Partnership and the closing costs incurred were recorded as an investment in securities in the financial statements as of June 30, 2001 and of December 31, 2000.






                                    Continued

             KRUPP REALTY LIMITED PARTNERSHIP - IV AND SUBSIDIARIES

(3)  Mortgage Notes Payable

     On November 9, 2000, the General Partners signed an agreement extending the mortgage note payable on Walden Pond Apartments, until November 1, 2002. Under the terms of the extension agreement the interest rate on the debt was reduced from prime + 0.5% to prime - 0.5%. The Partnership paid an extension fee of $29,555 for this privilege.

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

(4)  Changes in Partners' Deficit

     A summary of changes in Partners' deficit for the six months ended June 30, 2001 is as follows:


                        Investor       Original                      Total
                        Limiteded      Limited        General        Partners'
                        Partners       Partner        Partners       Deficit
                       -----------    -----------    -----------    -----------
Balance at
 December 31, 2000     $(3,702,397)   $(1,382,261)   $  (312,524)   $(5,397,182)


Net income                 107,169          4,512          1,128        112,809

Distributions             (370,295)       (15,591)        (3,898)      (389,784)
                       -----------    -----------    -----------    -----------
Balance at
 June 30, 2000         $(3,965,523)   $(1,393,340)   $  (315,294)   $(5,674,157)
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

     Amounts accrued or paid to the General Partners' affiliates were as follows:


                                For the Three Months       For the Six Months
                                   Ended June 30,            Ended June 30,
                              ------------------------  ------------------------
                                  2001         2000         2001         2000
                              -----------  -----------  -----------  -----------

   Property management fees       $78,265      $72,136     $153,669     $145,375

   Expense reimbursements         104,627       79,767      269,988      136,947
                              -----------  -----------  -----------  -----------

         Charge to operations    $182,892     $151,903     $423,657     $282,322
                              ===========  ===========  ===========  ===========


     Due to (from) affiliates consisted of expense reimbursements of $38,789 and $(28,007) at June 30, 2001 and December 31, 2000, respectively.

(6)  Subsequent Event

     On August 1, 2001, the Partnership sold Fenland Field Apartments to an unrelated third party for $14,500,000. The carrying value of Fenland Field Apartments was approximately $2,250,000. The sale included the payoff of the mortgage owed on the property of approximately $3,640,000 and the assumption of the remaining assets and liabilities.

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

     Over the past several years, real estate markets in general have improved and the General Partners feel it is an opportune time to formulate a liquidation strategy for the Partnership. As previously disclosed, the General Partners have begun the process of more thoroughly assessing the real estate sales market in the Partnership's market areas and developing a disposition strategy which will yield the highest value to investors through an efficient and orderly liquidation of the Partnership. In keeping with this strategy, the General Partners have extended the term of the mortgage loan which would otherwise have matured with financing that leaves flexibility for the property sales.

     Assuming market conditions do not change, the assessment of the real estate sales market is consistent with the General Partners' expectations, and an acceptable disposition plan can be implemented, the General Partners expect to complete the liquidation process over the next 9 months. However, there can be no assurance that such a liquidation will occur, or what amounts may be realized by the Partnership.

     On April 27, 2001, the General Partners signed an agreement extending the mortgage notes payable on Pavillion Apartments, under the original terms, until May 1, 2002. The Partnership paid an extension fee of $24,962 for this privilege.

     On August 1, 2001, the Partnership sold Fenland Field Apartments to an unrelated third party for $14,500,000. The carrying value of Fenland Field Apartments was approximately $2,250,000. The sale included the payoff of the mortgage owed on the property of approximately $3,640,000 and the assumption of the remaining assets and liabilities.

     The General Partners, on an ongoing basis, assess the current and future liquidity needs to determine the level of working capital reserves the Partnership should maintain. Adjustments to distributions are made when appropriate to reflect such assessments. The current annual distribution rate is $24.69 per Unit, and is paid semiannually in February and August.

     Operations

     The following discussion relates to the operation of the Partnership and its properties (Fenland Field, Pavillion and Walden Pond Apartments) for the three and six months ended June 30, 2001 and 2000.

     Net income increased during the three months ended June 30, 2001 when compared to the three months ended June 30, 2000 due to increases in total revenue more than offsetting increases in total expenses. The increase in total revenue is primarily a result of rental rate increases implemented at all of the Partnership's properties at the end of the first quarter of 2001.

     Total expenses for the three months ended June 30, 2001 increased when compared to the three months ended June 30, 2000, due to increases in operating expenses, and real estate taxes partially offset by a decrease in interest expense. Operating expenses increased as a result of increases in utilities and payroll expenses. Real estate tax expense increased as a result of a reassessment of property values by the local taxing authority for Pavillion. Interest expense decreased as a result of decreases in the prime lending rate.

     Net income decreased during the six months ended June 30, 2001 when compared to the six months ended June 30, 2000 due to increases in total expenses more than offsetting increases in total revenue. The increase in total revenue is primarily a result of rental rate increases implemented at all of the Partnership's properties at the end of the first quarter of 2001.

     Total expenses for the six months ended June 30, 2001 increased when compared to the six months ended June 30, 2000, due to increases in operating and general and administrative expense partially offset by decreases in real estate taxes and interest expense. Operating expenses increased as a result of increases in utilities and payroll expenses. General and administrative expenses increased as a result of increased investor communication costs, including the annual true-up during the three months ended March 31, 2001, which totaled approximately $49,000, which includes printing and mailing of quarterly and annual reports. Real estate tax expense decreased as a result of an adjustment to the prior year accrual for Walden Pond to correct historical under accruals. Interest expense decreased as a result of decreases in the prime lending rate

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

     A detailed analysis of quantitative and qualitative market risk exposures was provided in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2000. There have been no material changes in market risk subsequent to that date.

             KRUPP REALTY LIMITED PARTNERSHIP - IV AND SUBSIDIARIES

                           PART II - OTHER INFORMATION



         Item 1.  Legal Proceedings
                    None

         Item 2.  Changes in Securities
                    None

         Item 3.  Defaults upon Senior Securities
                    None

         Item 4.  Submission of Matters to a Vote of Security Holders
                    None

         Item 5.  Other Information
                    None

         Item 6.  Exhibits and Reports on Form 8-K
                    None

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                  Krupp Realty Limited Partnership - IV
                                  ----------------------------------------------
                                              (Registrant)

                              BY: /s/ David C. Quade
                                  ----------------------------------------------
                                  Treasurer (Principal Financial and Accounting
                                   Officer) of The Krupp Corporation,
                                   a General Partner






     DATE: August 6, 2001