Form 10-Q
period 2001-09-30
KRUPP REALTY LTD PARTNERSHIP IV
filed 2001-11-14
CIK 710389

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

(Mark One)

   |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              September 30, 2001
                              --------------------------------------------------

                                       OR

   |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    ----------------------

            Commission file number             0-11987
                                  -------------------------------

                      Krupp Realty Limited Partnership - IV

          Massachusetts                                  04-2772783
----------------------------------------    ------------------------------------
(State or other jurisdiction of                      (IRS employer
incorporation or organization)                         identification no.)

 One Beacon Street, Boston, Massachusetts                      02108
---------------------------------------------      -----------------------------
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

             KRUPP REALTY LIMITED PARTNERSHIP - IV AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                           (Unaudited)
                                          September 30,      December 31,
                                               2001              2000
                                          -------------     -------------

Multi-family apartment communities, net
   of accumulated depreciation of $0
   and $26,362,441, respectively          $          -      $  10,139,898
Multi-family apartment communities
held for sale (Notes 7 & 8)                   7,067,296                 -
Cash and cash equivalents                     3,241,820           740,853
Real estate tax escrows                         542,696           723,394
Prepaid expenses and other assets
   (Notes 1 & 6)                                252,886           277,631
Investment in securities (Note 2)                95,516            95,516
Deferred expense, net of accumulated
   amortization of $363,204 and
   $341,854, respectively (Note 3)               18,950            40,300
                                          -------------     -------------

         Total assets                     $  11,219,164     $  12,017,592
                                          =============     =============

                        LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
  Mortgage  notes payable (Note 3)        $  12,367,069     $  16,224,646
  Due to affiliates (Note 6)                     88,065                 -
  Other liabilities                           1,036,099         1,190,128
                                          -------------     -------------
         Total liabilities                   13,491,233        17,414,774
                                          -------------     -------------

Partners' deficit (Note 5):
  Investor Limited Partners
       (30,000 Units outstanding)              (586,300)       (3,702,397)
  Original Limited Partner                   (1,404,495)       (1,382,261)
  General Partners                             (281,274)         (312,524)
                                          -------------     -------------

         Total partners' deficit             (2,272,069)       (5,397,182)
                                          -------------     -------------

         Total liabilities and partners'
           deficit                        $  11,219,164     $  12,017,592
                                          =============     =============



                     The accompanying notes are an integral
                 part of the consolidated financial statements.

             KRUPP REALTY LIMITED PARTNERSHIP - IV AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                               For the Three Months      For the Nine Months

                                Ended September 30,      Ended September 30,
                             ------------------------  ------------------------
                                2001          2000         2001         2000
                             -----------  -----------  -----------  -----------
Revenue:
  Rental                     $ 1,504,813  $ 1,817,770  $ 5,150,000  $ 5,408,494
  Other income                    71,365       17,238      100,084       53,837
                             -----------  -----------  -----------  -----------

         Total revenue         1,576,178    1,835,008    5,250,084    5,462,331
                             -----------  -----------  -----------  -----------

Expenses:
  Operating (Note 6)             405,315      453,183    1,399,175    1,330,825
  Maintenance                     98,427      149,500      371,845      423,094
  Real estate taxes              168,348      196,697      547,662      618,465
  Management fees (Note 6)        73,787       68,463      227,456      213,838
  General and administrative
    (Note 6)                     75,879        61,306      270,777      167,571
  Depreciation and
    amortization                 341,632      441,801    1,155,927    1,240,333
  Interest                       299,962      393,137    1,050,154    1,162,245
                             -----------  -----------  -----------  -----------

         Total expenses        1,463,350    1,764,087    5,022,996    5,156,371
                             -----------  -----------  -----------  -----------

Income before minority
  interest and gain  on sale
  of property                    112,828       70,921      227,088      305,960

Minority interest                 (1,918)        (626)      (3,369)      (2,323)

Gain on sale of property
  (Note 4)                    12,219,145            -   12,219,145            -
                             -----------  -----------  -----------  -----------

Net income                   $12,330,055  $    70,295  $12,442,864  $   303,637
                             ===========  ===========  ===========  ===========



                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                                    Continued

             KRUPP REALTY LIMITED PARTNERSHIP - IV AND SUBSIDIARIES

                                   (Unaudited)



                               For the Three Months       For the Nine Months
                                Ended September 30,       Ended September 30,
                             ------------------------  ------------------------
                                2001          2000         2001         2000
                             -----------  -----------  -----------  -----------

Allocation of net income
  (Note 5):

 Investor Limited Partners
  (30,000 Units outstanding):
     Income before gain on
      sale of property       $   105,365  $    66,780  $   212,533  $   288,455
     Gain on sale of property 12,096,954            -   12,096,954            -
                             -----------  -----------  -----------  -----------

         Net income          $12,202,319  $    66,780  $12,309,487  $   288,455
                             ===========  ===========  ===========  ===========

 Investor Limited Partners
   Per Unit:
     Income before gain on
      sale of Property       $      3.51  $      2.23  $      7.08  $      9.62
     Gain on sale of property     403.23            -       403.23            -
                             -----------  -----------  -----------  -----------

          Net income         $    406.74  $      2.23  $    410.31  $      9.62
                             ===========  ===========  ===========  ===========

 Original Limited Partner
  (100 Units outstanding):
     Income before gain on
      sale of Property       $     4,436  $     2,812  $     8,949  $    12,146
     Gain on sale of property          -            -            -            -
                             -----------  -----------  -----------  -----------

         Net income          $     4,436  $     2,812  $     8,949  $    12,146
                             ===========  ===========  ===========  ===========

 General Partners:
     Income before gain on
      sale of Property       $     1,109  $       703  $     2,237  $     3,036
     Gain on sale of property    122,191            -      122,191            -
                             -----------  -----------  -----------  -----------

         Net income          $   123,300  $       703  $   124,428  $     3,036
                             ===========  ===========  ===========  ===========








                     The accompanying notes are an integral
                 part of the consolidated financial statements.

             KRUPP REALTY LIMITED PARTNERSHIP - IV AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                For the Nine Months
                                                Ended September 30,
                                          -------------------------------
                                              2001               2000
                                          -------------     -------------

Cash flows from operating activities:
    Net income                            $  12,442,864     $     303,637
    Adjustments to reconcile net income to
     net cash provided by operating
     activities:
        Depreciation and amortization         1,155,927         1,240,333
        Changes in assets and liabilities:
            Gain on sale of property
             (Note 4)                       (12,219,145)                -
            Decrease in prepaid expenses
             and other assets                   205,442           104,845
            Decrease (increase) in other
             liabilities                       (154,940)            8,039
            Increase in due to affiliates        88,065            18,751
                                          -------------     -------------

                Net cash provided by
                 operating activities         1,518,213         1,675,605
                                          -------------     -------------

Cash flows from investing activities:
    Increase (decrease) in other
     liabilities related to fixed
     asset additions                                911            (7,105)
    Fixed asset additions                      (305,447)         (620,441)
    Proceeds from sale of property
     (Note 4)                                14,462,618                 -
                                          -------------     -------------

                Net cash provided by
                 (used in) investing
                 activities                  14,158,082          (627,546)
                                          -------------     -------------

Cash flows from financing activities:
    Principal payments on mortgage notes
     payable                                   (220,190)         (238,908)
    Distributions                            (9,317,751)         (779,567)
    Repayment of mortgage note payable
     (Note 4)                                (3,637,387)                -
                                          -------------     -------------

                Net cash used in
                 financing activities       (13,175,328)       (1,018,475)
                                          -------------     -------------

Net increase in cash and cash equivalents     2,500,967            29,584

Cash and cash equivalents, beginning of
  period                                        740,853           856,738
                                          -------------     -------------

Cash and cash equivalents, end of period  $   3,241,820     $     886,322
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

     The consolidated financial statements present consolidated assets, liabilities and operations of Pavillion Partners, Ltd., Westbridge
     Partners, Ltd., and Krupp Realty Limited Partnership - IV. Westcop Corporation has a 1% interest in the operations of Westbridge Partners, Ltd. and Pavillion Partners, Ltd. At September 30, 2001 and December 31, 2000, minority interest of $5,220 and $8,589, respectively, is included in other assets.

     In the opinion of the General Partners of the Partnership, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Partnership's consolidated financial position as of September 30, 2001, its results of operations for the three and nine months ended September 30, 2001 and 2000 and its cash flows for the nine months ended September 30, 2001 and 2000.

     The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

(2)  Investment in Securities

     On October 5, 2000, the Partnership, as a member of an alliance of major multi-family real estate companies, executed a master lease agreement ("MLA") with a provider of high-speed internet, video and voice services to multi-family communities. Pursuant to the MLA, the Partnership granted the provider preferred lease, license and access rights to provide data services, consisting of high-speed broadband internet access and video services, to the residents at some of its multi-family communities for a ten year period. In exchange for these rights, the Partnership received 366,691 shares of common stock which were valued at $.2285 per share or $83,823. In addition, the Partnership will receive 7.5% of the gross revenues that the provider obtains from providing its services as well as a fixed amount for each resident that executes a subscriber agreement. In conjunction with the execution of the MLA, the Partnership made an investment of $8,406 in exchange for 36,785 additional shares of common stock also valued at $.2285 per share. The Partnership incurred approximately $3,287 in closing costs related to the acquisition by the Partnership and the closing costs incurred were recorded as an investment in securities in the financial statements as of September 30, 2001 and of December 31, 2000.







                                    Continued

             KRUPP REALTY LIMITED PARTNERSHIP - IV AND SUBSIDIARIES

(3)  Mortgage Notes Payable

     On April 27, 2001, the General Partners signed an agreement extending the mortgage note payable on Pavillion Apartments, under the original terms, until May 1, 2002. The Partnership paid an extension fee of $32,969 for this privilege.

4)   Sale of Property

     On August 1, 2001, the Partnership sold Fenland Field, a 234-unit multi-family apartment complex, located in Maryland, to an unaffiliated third party. The Partnership received $14,462,618, net of closing costs of $37,382 and repaid the mortgage note payable of $3,637,387 and accrued interest of $28,973. For financial reporting purposes, the Partnership realized a gain of $12,219,145 on the sale. The gain was calculated as the difference between the property's selling price less net book value of the property and closing costs.

(5)  Changes in Partners' Deficit

     A summary of changes in Partners' deficit for the nine months ended September 30, 2001 is as follows:


                        Investor       Original                      Total
                        Limited        Limited        General        Partners'
                        Partners       Partner        Partners       Deficit
                       ------------   ------------   ------------   -----------
Balance at
  December 31, 2000    $ (3,702,397)  $ (1,382,261)  $   (312,524)  $(5,397,182)

Income before gain on
  sale of property          212,533          8,949          2,237       223,719

Gain on sale of
  property               12,096,954              -        122,191    12,219,145

Distributions:
  Operations               (740,589)       (31,183)        (7,796)     (779,568)
  Capital Transactions   (8,452,801)             -        (85,382)   (8,538,183)
                       ------------   ------------   ------------   -----------

Balance at
  September 30, 2001   $   (586,300)  $ (1,404,495)  $   (281,274)  $(2,272,069)
                       ============   ============   ============   ===========













                                    Continued

             KRUPP REALTY LIMITED PARTNERSHIP - IV AND SUBSIDIARIES

(6)  Related Party Transactions

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

     Amounts accrued or paid to the General Partners' affiliates were as follows:


                          For the Three Months          For the Nine Months
                           Ended September 30,          Ended September 30,
                       ---------------------------   --------------------------
                           2001           2000           2001           2000
                       ------------   ------------   ------------   -----------

Property management
 fees                  $     73,787   $     68,463   $    227,456   $   213,838

Expense reimbursements       94,090         79,279        364,078       216,226
                       ------------   ------------   ------------   -----------

  Charge to operations $    167,877   $    147,742   $    591,534   $   430,064
                       ============   ============   ============   ===========

     Due to (from) affiliates consisted of expense reimbursements of $88,065 and $(28,007) at September 30, 2001 and December 31, 2000, respectively.

(7)  Multi-family Apartment Communities Held for Sale

     The Partnership classifies assets as available for sale upon the General Partners' committing to a formal plan of disposition.

     Multi-family apartment communities held for sale are stated at the lower of their carrying amount or estimated fair value less disposal costs. Depreciation is not recorded on assets classified as held for sale. In the normal course of business the Partnership may receive offers for sale of its properties, either solicited or unsolicited. For those offers that are accepted, the prospective buyer will usually acquire a due diligence period before consummation of the transaction. It is not unusual for matters to arise that result in the withdrawal or rejection of the offer during this process. As a result, multi-family apartment communities are classified as `held for sale' once it is likely, in the opinion of management, that a property will be disposed of in the near term.

     On August 28, 2001, the General Partners signed a purchase and sale agreement on Pavillion Apartments for a price of approximately $15,573,000. The sale is subject to financing and is expected to close on or about November 20, 2001. The property has a carrying value of approximately $3,190,000 on the books of the Partnership at September 30, 2001 and is classified as held for sale.

     On August 8, 2001, the Partnership filed Schedule 13E-3 as amended on September 21, 2001 as further amended on October 3, 2001 indicating the intent of Walden Pond Limited Partnership, an entity related to the General Partners, to purchase Walden Pond Apartments. The purchase is subject to unit holder approval. The property has a carrying value of approximately $3,877,000 on the books of the Partnership at September 30, 2001 and is classified as held for sale.

                                    Continued

             KRUPP REALTY LIMITED PARTNERSHIP - IV AND SUBSIDIARIES

(8)  Subsequent Event

     On October 11, 2001, the Partnership mailed to unitholders of record on October 10, 2001 a solicitation proxy asking unitholders to approve a modification to the Partnership Agreement authorizing the Partnership to enter into a purchase and sale agreement between Walden Pond Limited Partnership, an entity related to the General Partners, and Westbridge Partners, Ltd., the owner of Walden Pond Apartments, to sell Walden Pond Apartments.

     On November 12, 2001 a majority of the unitholders voted in favor of the modification and sale.

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

As previously disclosed, the General Partners have begun an orderly sale of the Partnership's multi-family apartment communities. The Partnership sold its interest in Fenland Field Apartments ("Fenland Field") on August 1, 2001, and on August 28, 2001, signed a purchase-and-sale agreement to sell its interest in Pavillion Apartments. These transactions are more fully discussed below. The Partnership has filed a solicitation proxy with the Securities Exchange Commission requesting that unitholders authorize the Partnership to sell its interest in Walden Pond Apartments to an affiliate of the General Partner, Walden Pond Limited Partnership.

On April 27, 2001, the General Partners signed an agreement extending the mortgage notes payable on Pavillion Apartments, under the original terms, until May 1, 2002. The Partnership paid an extension fee of $32,969 for this privilege.

On August 1, 2001, the Partnership sold Fenland Field to an unaffiliated third party. The Partnership received $14,462,618, net of closing costs of $37,382 and repaid the mortgage note payable of $3,637,387 and accrued interest of $28,973. (See Note 4).

August 28, 2001, the Partnership signed a purchase-and-sale agreement with Alexon Ventures LLC, an unrelated third party, to sell Pavillion Apartments, a 350-unit apartment community located in Garland, Texas, for a price of approximately $15,573,000. The sale is expected to close on or about November 20, 2001. The property has a carrying value of approximately $3,190,000 on the books of the Partnership at September 30, 2001.

On September 25, 2001, the General Partners made a special distribution of approximately $282 per Investor Limited Partner Unit, based on the net proceeds from the sale of Fenland Field, after providing for Partnership liabilities, and maintaining reserves for contingent liabilities.

As of the August 14, 2001 distribution and as a result of the sale and impending sales of the Partnership's real estate holdings, the Partnership does not expect sufficient funds to make any further distributions from operations. The Partnership does expect to make future distributions of the net proceeds from the sale of the Partnership's properties during the next six to twelve months. Per the Partnership agreement, any distributions from capital transactions will be distributed 1% to the General Partners and 99% to the Investor Limited Partners.

                                   Continued

             KRUPP REALTY LIMITED PARTNERSHIP - IV AND SUBSIDIARIES

Operations

The following discussion relates to the operation of the Partnership and its properties (Pavillion and Walden Pond Apartments) for the three and nine months ended September 30, 2001 and 2000. The sale of Fenland Field on August 1, 2001, significantly impacts the comparability of the Partnership's operations between these periods.

Net income, net of Fenland Field's activity, increased during the three and nine months ended September 30, 2001 when compared to the three and nine months ended September 30, 2000, as the increase in total revenue exceeded the increase in total expenses. The increase in total revenue is primarily a result of rental rate increases implemented at all of the Partnership's properties at the end of the first quarter of 2001.

Total expenses, net of Fenland Field's activity, for the three months ended September 30, 2001 decreased when compared to the three months ended September 30, 2000, due to decreases in operating expense, maintenance and interest expense. Operating expenses decreased primarily as a result of decreases in utilities expense. Maintenance expense decreased with a reduction in painting and decorating expenditures. Interest expense decreased as a result of decreases in the prime-lending rate.

Total expenses, net of Fenland Field's activity, for the nine months ended September 30, 2001 increased when compared to the nine months ended September 30, 2000 due to increases in operating and general and administrative expenses. These increases were partially offset by decreases in real estate taxes and interest expense. Operating expenses increased due to increases in payroll, insurance and utilities. General and administrative expenses increased as a result of increased investor communication costs, which includes printing and mailing of quarterly and annual reports. Real estate tax expense decreased as a result of an adjustment to the prior year accrual for Walden Pond to correct historical under accruals. Interest expense decreased due to reasons discussed above.

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

         Item 3.  Defaults upon Senior Securities
                    None

         Item 4.  Submission of Matters to a Vote of Security Holders
                    None

         Item 5.  Other Information
                    None

         Item 6.  Exhibits and Reports on Form 8-K

                    Exhibits:
                     None

                    Reports on Form 8-K:
                     Form 8-K filed on August 6, 2001 regarding the sale of
                      Fenland Field Apartments

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                  Krupp Realty Limited Partnership - IV
                                  ---------------------------------------------
                                                      (Registrant)

                      BY:         /s/ David C. Quade
                                  ---------------------------------------------
                                  Treasurer (Principal Financial and Accounting
                                   Officer) of The Krupp Corporation, a General
                                   Partner





DATE:    November 14, 2001