Form 10-K
period 2001-12-31
KRUPP REALTY LTD PARTNERSHIP IV
filed 2002-04-01
CIK 710389

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                     --------------------------------------

                                    FORM 10-K
(Mark  One)
     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

            For the fiscal year ended             December 31, 2001
                                      -----------------------------------------

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

            For the transition period from                  to
                                           ----------------    ----------------

                         Commission File number 0-11987
                          ----------------------------

                       Krupp Realty Limited Partnership-IV
-------------------------------------------------------------------------------

Massachusetts                                              04-2772783
--------------------------------------------- ---------------------------------
(State or other jurisdiction of               (IRS employer identification no.)
incorporation or organization

One Beacon Street, Boston, Massachusetts                                02108
------------------------------------------------                     ----------
(Address of principal executive                                      (Zip code)
offices)

(Registrant's telephone number, including area code)      (617) 523-7722
                                                    ---------------------------

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

                                 Yes  [X]     No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of voting securities held by non-affiliates: Not Applicable

Documents incorporated by reference: Part IV, Item 14.

The exhibit index is located on pages 11-13.

The total number of pages in this document is 31.

                                     PART I

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

ITEM 1. BUSINESS
------

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

On August 1, 2001, the Partnership sold Fenland Field, a 234-unit multi-family apartment complex, located in Maryland, to an unaffiliated third party (see Note E to Consolidated Financial Statements, included in Item 8 (Appendix A) of this report).

On November 14, 2001, the Partnership sold Walden Pond, a 416-unit multi-family apartment complex, located in Texas, to Walden Pond Limited Partnership, an affiliate of the general partner. (see Note E to Consolidated Financial Statements, included in Item 8 (Appendix A) of this report).

On November 20, 2001, the Partnership sold Pavillion Apartments, a 350-unit multi-family apartment complex, located in Texas, to an unaffiliated third party (see Note E to Consolidated Financial Statements, included in Item 8 (Appendix
A) of this report).

The future performance of the Partnership will depend upon factors which cannot be predicted. Such factors include general economic, both on a national basis and in those areas where the Partnership's real estate investments were located, liquidation expenses, government regulations and federal and state income tax laws as well as the ultimate settlement of contingent liabilities associated with the sale of certain of the Partnerships real estate investments.. The requirements for compliance with federal, state and local regulations to date have not had an adverse effect on the Partnership's operations, and no adverse effect therefrom is anticipated in the future.

     As of December 31, 2001, the Partnership held no multi-family investments.

     As of December 31, 2001, the Partnership did not employ any personnel.

ITEM 2. PROPERTIES
------

As of December 31, 2001, the Partnership held no multi-family investments. Historical occupancy percentages are as follows:

                                                Average Occupancy For the Year
                                                       Ended December 31,
                           Year of    Total   ----------------------------------
         Description       Aquisition Units    2001   2000   1999   1998   1997
------------------------   ---------- ------  ------ ------ ------ ------ ------
Fenland Field Apartments
Columbia, Maryland           1983        234    N/A    95%    97%    99%   100%

Pavillion Apartments
Garland, Texas               1983        350    N/A    94%    95%    96%    95%

Walden Pond Apartments
Houston, Texas               1983        416    N/A    89%    94%    97%    98%
                                      ------

                                       1,000  Units
                                      ======


ITEM 3. LEGAL PROCEEDINGS
------

There are no material pending legal proceedings to which the Partnership is a party or to which any of its property is the subject.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------

On November 12, 2001, a special meeting of the partners of Krupp Realty Limited Partnership IV was held to approve the sale of Walden Pond Apartments, a 416 unit multi-family apartment community, located in Houston, Texas to Walden Pond Limited Partnership, and affiliate of the general partner and to approve an amendment to the partnership agreement necessary to effect the sale. The sale and amendment were passed by a majority of the unit holders.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS


The transfer of Units of Limited Partner Interest is subject to certain limitations contained in the Partnership Agreement. There is no public market for the Units and it is not anticipated that any such public market will develop.

The  number  of  Investor   Limited   Partners  as  of  December  31,  2001  was
approximately 1,535.

The Partnership made the following distributions to its Partners during the years ended December 31, 2001 and 2000:

                                             Year Ended December 31,
                                  ---------------------------------------------
                                          2001                     2000
                                  ---------------------   ---------------------
                                     Amount    Per Unit      Amount    Per Unit
                                  -----------  --------   -----------  --------
Limited Partners:

     Investor Limited Partners
       (30,000 Units Outstanding) $16,872,259   $562.41   $   740,589   $24.69

     Original Limited Partner          31,183                  31,182

General Partners                      170,742                   7,796
                                  -----------             -----------

                                  $17,074,184             $   779,567
                                  ===========             ===========


One of the objectives of the Partnership is to generate cash available for distribution. In 2000 and thereafter, semiannual distributions were paid at an annual rate of $24.69 per unit.

The Partnership made special capital distributions of $255.96 and $281.76 per Unit during the fourth and third quarter of 2001, respectively, with the funds received from the sale of Fenland Field and Walden Pond in 2001, respectively. Pursuant to the Partnership Agreement, distributions from capital transactions, such as the sale of a property, are allocated 99% to Investor Limited Partners and 1% to the General Partners. For details, see Note H to Consolidated Financial Statements included in Item 8 (Appendix A if this report).

ITEM 6. SELECTED FINANCIAL DATA
------

     The following table sets forth selected financial information regarding the Partnership's financial position and operating results. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements and Supplementary Data, which are included in Items 7 and 8 of this report, respectively.

                        2001        2000        1999        1998        1997
                     ----------  ----------  ----------  ----------  ----------
Total revenue        $5,992,724  $7,290,609  $7,052,216  $7,169,243  $7,721,285

Income (loss) before
 gain on sale of
 property and
 extraordinary loss    (127,155)    333,985     464,369     574,090     157,116

Gain on sale of
 property            33,203,086           -           -   2,960,743           -

Extraordinary loss
 from early
 extinguishment of
 debt                   (16,487)          -           -    (389,523)          -

Net income           33,059,444     333,985     464,369   3,145,310     157,116

Net income (loss)
 allocated to:
     Investor Limited
       Partners      31,056,853     317,286     441,150   3,090,894     149,260

         Per Unit      1,035.23       10.58       14.71      103.03        4.98

     Original Limited
       Partner        1,413,444      13,359      18,575      22,964       6,285

     General Partners   589,147       3,340       4,644      31,452       1,571

Total assets at
   December 31,      11,120,118  12,017,592  12,588,568  13,245,952  16,718,318

Long-term obligations
 at December 31,              -   9,363,967  12,496,331  10,552,809  19,544,471

Distributions:

     Investor Limited
       Partners      16,872,259     740,589     740,590   2,853,592   1,119,903

         Per Unit        562.41       24.69       24.69       95.12       37.33

     Original Limited
       Partner           31,183      31,182      31,183      35,369      47,158

     General Partners   170,742       7,796       7,796      29,182      11,790

Operating results for the periods presented are not comparable due to the sale of Indian Run Apartments on March 31, 1998, Fenland Field on August 1, 2001, Walden Pond on November 14, 2001 and Pavillion Apartments on November 20, 2001.

The per Unit distributions for the years ended December 31, 2001, 2000, 1999, 1998 and 1997 were $562.41, $24.69, $24.69, $95.12 and $37.33, respectively, of which $537.72, $0, $0, $67.12 and $0 represented a return of capital.

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

Liquidity and Capital Resources

On August 1, 2001, the Partnership sold Fenland Field to an unaffiliated third party. The Partnership received $14,443,077, net of closing costs of $56,923 and repaid the mortgage note payable of $3,637,387 and accrued interest of $28,793. For further details, see Note E to the Consolidated Financial Statements included in Item 8 (Appendix A) of this report.

On November 14, 2001, the Partnership sold Walden Pond to a related party, KR 5 Acquisition, LLC. The Partnership received $12,521,805, net of closing costs of $278,195 and repaid the mortgage note payable of $5,819,727 and accrued interest of $16,824. For further details, see Note E to the Consolidated Financial Statements included in Item 8 (Appendix A) of this report.

On November 20, 2001, the Partnership sold Pavillion Apartments to an unaffiliated third party. The Partnership received $15,485,089, net of closing costs of $87,850 and repaid the mortgage note payable of $6,531,153 and accrued interest of $35,109. For further details, see Note E to the Consolidated Financial Statements included in Item 8 (Appendix A) of this report.

Operations

The following discussion relates to the operations of the Partnership and its properties (Fenland Field, Walden Pond and Pavillion Apartments) for the years ended December 31, 2001, 2000 and 1999. The sale of Fenland Field, Walden Pond and Pavillion Apartments as of December 31, 2001 significantly impacts the comparability of the Partnership's operations between these periods.

2001 compared to 2000

Net income increased during 2001 when compared to 2000 as a result of the Partnership recognizing the gain on the sale of its remaining real estate assets.

Total expenses decreased in 2001 when compared to 2000 due the Partnership's sale of its remaining real estate assets in August and November. Management fees increased due to increases in expense reimbursements paid to affiliates to extinguish management contracts and general and administrative expenses increased as a result of increased investor communication costs, which includes printing and mailing of quarterly and annual reports

2000 compared to 1999

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership's future earnings, cash flows and fair values relevant to financial instruments are dependent upon prevalent market rates. Market risk is the risk of loss from adverse changes in market prices and interest rates. The Partnership manages its market risk by matching projected cash inflows from operating activities, investing activities and financing activities with projected cash outflows to fund the debt payments, acquisitions, capital expenditures, distributions and other cash requirements.

All of the Partnership's mortgage debt has been repaid as of December 31, 2001.

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

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Partnership has no directors or executive officers. Information as to the directors and executive officers of The Krupp Corporation, which is a General Partner of KRLP-IV, and The Krupp Company Limited Partnership-II, the other General Partner of KRLP-IV, is as follows:

         Name and Age                   Position with The Krupp Corporation
         ----------------------         ---------------------------------------
         Douglas Krupp (55)             Co-Chairman of the Board
         George Krupp (57)              Co-Chairman of the Board
         Frank Apeseche (44)            President
         David Quade (58)               Treasurer

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

George Krupp, the brother of Douglas Krupp, is the Co-Founder and Co-Chairman of The Berkshire Group, an integrated real estate financial services firm engaged in real estate acquisitions, property management, mortgage banking, investment sponsorship, venture capital investing and financial management. Mr. Krupp has held the position of Co-Chairman since The Berkshire Group was established as The Krupp Companies in 1969. Mr. Krupp has been an instructor of history at the New Jewish High School in Waltham, Massachusetts since September of 1997. Mr. Krupp attended the University of Pennsylvania and Harvard University and holds a Master's Degree in History from Brown University.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     As of February 15, 2002, beneficial owners of record owning more than 5% of the Partnership's 30,000 outstanding Units were as follows:

  Title           Name and Address           Amount and Nature         Percent
   of                  of                           of                   of
  Class          Beneficial Owner           Beneficial Ownership        Class
---------  -----------------------------   ----------------------     ----------
Investor   Madison Avenue Investment
 Limited     Partners, LLC                  2,458.38   Units(1)(2)        8.2%
 Partner   P.O. Box 7533
 Units     Incline Village, NV 89452

Investor   First Equity Realty, LLC         2,458.38   Units(1)(3)        8.2%
 Limited
 Partner   555 Fifth Avenue, 9th Floor
 Units     New York, NY 10017

Investor   The Harmony Group II, LLC        2,458.38   Units(1)(4)        8.2%
 Limited
 Partner   P.O. Box 7533
 Units     Incline Village, NV 89452

Investor   Ronald M. Dickerman              2,458.38   Units(1)(5)        8.2%
 Limited
 Partner   555 Fifth Avenue, 9th Floor
 Units     New York, NY 10017

Investor   Bryan E. Gordon                  2,458.38   Units(1)(6)        8.2%
 Limited
 Partner   P.O. Box 7533
 Units     Incline Village, NV 89452

Investor   Equity Resources Group,
 Limited    Incorporated
 Partner   14 Story Street
 Units     Cambridge, MA 02138              1,704.50   Units(7)           5.7%


(1) According to the statement on Schedule 13G originally filed on December 6, 1999 by Madison Avenue Investment Partners, LLC ("MAIP"), First Equity Realty , LLC ("First Equity"), The Harmony Group II, LLC ("Harmony Group"), Ronald M. Dickerman and Bryan E. Gordon (collectively, the "Reporting Persons"), as amended by Amendment No. 1 thereto dated February 11, 2000 and Amendment No. 2 thereto dated February 14, 2001 and Amendment No. 3 thereto date February 15, 2002 (as amended, the "Madison Schedule 13G"), each of MAIP, First Equity, Harmony Group and Reporting Persons may be deemed to constitute a "group" within the meaning of Section 13(d)(3) of the Exchange Act. According to the Madison Schedule 13D, MAIP is the controlling person of various entities which are the nominee owners of, or the successors by merger to the assets of nominee owners of, Limited Partner Interest (the "Units") of the Issuer. As stated in the Madison
     Schedule 13D, these nominees, none of which beneficially own 5% or more of the Units, are ISA Partnership Liquidity Investors, Madison/AG Partnership Value Partners III and Cobble Hill Investments, LP.

     According to the Madison Schedule 13D, the controlling members of MAIP are The Harmony Group II, LLC, a Delaware limited liability company of which Bryan E. Gordon is the Managing Member, and First Equity Realty, LLC, a New York limited liability company of which Ronald M. Dickerman is the Managing Member.

(2) According to the Madison Schedule 13G, Madison Avenue Investment Partners, LLC has sole voting and dispositive power with respect to 2,458.38 units of the Partnership.

(3) According to the Madison Schedule 13G, First Equity Realty, LLC has shared voting and dispositive power with respect to 2,458.38 units of the Partnership.

(4) According to the Madison Schedule 13G, The Harmony Group II, LLC has shared voting and dispositive power with respect to 2,458.38 units of the Partnership.

(5) According to the Madison Schedule 13G, Ronald M. Dickerman has shared voting and dispositive power with respect to 2,458.38 units of the Partnership.

(6) According to the Madison Schedule 13G, Bryan E. Gordon has shared voting and dispositive power with respect to 2,458.38 units of the Partnership.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------

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

(c)  Exhibits:

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

(b)  Reports on Form 8-K

          On November 14, 2001 and November 20, 2001, the Partnership filed Form 8-K regarding the sale of Walden Pond Apartments and Pavillion Apartments, respectively.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 1st day of April, 2002.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 1st day of April, 2002.

Signatures                             Titles

/s/ Douglas Krupp                      Co-Chairman (Principal Executive Officer)
-------------------------------         and Director of The
Douglas Krupp                           Krupp Corporation, a General Partner.



/s/ George Krupp                       Co-Chairman (Principal Executive Officer)
-------------------------------         and Director of the
George Krupp                            Krupp Corporation, a General Partner.



/s/ Frank Apeseche                     President of the Krupp Corporation, a
-------------------------------         General Partner.
Frank Apeseche

/s/ David Quade                        Treasurer (Principal Financial and
-------------------------------         Accounting Officer) of the
David Quade                             Krupp Corporation, a General Partner.

                                   APPENDIX A

              KRUPP REALTY LIMITED PARTNERSHIP-IV AND SUBSIDIARIES











                 CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE
                               ITEM 8 OF FORM 10-K

             ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
                      For the Year Ended December 31, 2001

              KRUPP REALTY LIMITED PARTNERSHIP-IV AND SUBSIDIARIES

             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE




Report of Independent Accountants                                          F-3


Consolidated Balance Sheets at December 31, 2001 and
December 31, 2000                                                          F-4


Consolidated Statements of Operations For the Years Ended
December 31, 2001, 2000 and 1999                                     F-5 - F-6


Consolidated Statements of Changes in Partners' Deficit
For the Years Ended December 31, 2001, 2000 and 1999                       F-7


Consolidated Statements of Cash Flows For the Years Ended
December 31, 2001, 2000 and 1999                                           F-8


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

                        REPORT OF INDEPENDENT ACCOUNTANTS


     To the Partners of
     Krupp Realty Limited Partnership-IV and Subsidiaries:


     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Krupp Realty Limited Partnership-IV and Subsidiaries (the "Partnership") at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As explained in Note A, the Partnership implemented a liquidation plan to dispose of the remaining real estate assets of the Partnership. At December 31, 2001, the Partnership has completed its disposition of its real estate assets and expects to complete the liquidation and dissolution of the Partnership in 2002. As such, at December 31, 2001, the Partnership has adopted the liquidation basis of accounting.

     /s/ PricewaterhouseCoopers LLP

     Boston, Massachusetts
     March 26, 2002

              KRUPP REALTY LIMITED PARTNERSHIP-IV AND SUBSIDIARIES

                  CONSOLIDATED BALANCE SHEETS (In Liquidation)
                           December 31, 2001 and 2000


                                     ASSETS

                                                   2001           2000
                                               ------------   ------------
Multi-family apartment complexes,
 net of accumulated depreciation of
 $0 and $26,362,441, respectively (Note B)     $          -   $ 10,139,898
Cash and cash equivalents (Note C)               11,068,529        740,853
Real estate tax escrows                              32,399        723,394
Prepaid expenses and other assets                    19,190        277,631
Investment in Securities (Note D)                         -         95,516
Deferred expenses, net of accumulated
 amortization of $0 and $341,854, respectively            -         40,300
                                               ------------   ------------
         Total assets                          $ 11,120,118   $ 12,017,592
                                               ============   ============

                   LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
     Mortgage notes payable (Note F)           $          -   $ 16,224,646
     Due to affiliates (Note I)                      25,115              -
     Other liabilities (Note G)                     506,925      1,190,128
                                               ------------   ------------
         Total liabilities                          532,040     17,414,774

Partners' equity (deficit) (Note H):
     Investor Limited Partners (30,000 Units
      outstanding)                               10,482,197     (3,702,397)
     Original Limited Partner                             -     (1,382,261)
     General Partners                               105,881       (312,524)
                                               ------------   ------------
       Total partners' equity (deficit)          10,588,078     (5,397,182)
                                               ------------   ------------
       Total liabilities and partners' equity
       (deficit)                               $ 11,120,118   $ 12,017,592
                                               ============   ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

              KRUPP REALTY LIMITED PARTNERSHIP-IV AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF OPERATIONS (In Liquidation)
              For the Year Ended December 31, 2001, 2000, and 1999


                                          2001           2000           1999
                                      -----------    -----------    -----------
Revenue:
     Rental                           $ 5,837,297    $ 7,213,565    $ 6,989,114
     Interest income                      155,427         77,044         63,102
                                      -----------    -----------    -----------

         Total revenue                  5,992,724      7,290,609      7,052,216
                                      -----------    -----------    -----------

Expenses:
     Operating (Note I)                 1,612,740      1,846,098      1,830,422
     Maintenance                          465,532        557,813        594,780
     Real estate taxes                    667,249        816,275        701,956
     Management fees (Note I)             302,882        291,677        271,555
     General and administrative
      (Note I)                            349,156        222,339        225,045
     Depreciation and amortization      1,318,072      1,676,566      1,537,145
     Interest                           1,191,662      1,543,174      1,422,506
                                      -----------    -----------    -----------

         Total expenses                 5,907,293      6,953,942      6,583,409
                                      -----------    -----------    -----------

Income before minority interest, gain
 on sale of real estate assets and
 extraordinary loss from early
 extinguishment of debt                    85,431        336,667        468,807

Minority interest                        (212,586)        (2,682)        (4,438)
                                      -----------    -----------    -----------

Income  (loss)  before gain on sale of
 real  estate assets and extraordinary
 loss from early extinguishment of debt  (127,155)       333,985        464,369

Gain on sale of real estate assets
 (Note E)                              33,203,086              -              -
                                      -----------    -----------    -----------

Net income beforeextraordinaryloss
from early extinguishment of debt      33,075,931        333,985        464,369

Extraordinary loss from early
 extinguishment of debt (Note E)          (16,487)             -              -
                                      -----------    -----------    -----------

Net Income (Note J)                   $33,059,444    $   333,985    $   464,369
                                      ===========    ===========    ===========










                                    Continued

               The accompanying notes are an integral part of the
                       Consolidated financial statements.

              KRUPP REALTY LIMITED PARTNERSHIP-IV AND SUBSIDIARIES

        CONSOLIDATED STATEMENTS OF OPERATIONS (In Liquidation), Continued
              For the Year Ended December 31, 2001, 2000, and 1999


                                         2001           2000           1999
                                      -----------    -----------    -----------
Allocation of net income (loss)
 (Note H):

  Investor Limited Partners
   (30,000 Units outstanding):
     Income (loss) before gain of sale
      of real estate assets and
      extraordinary loss on early
      extinguishment of debt          $(1,797,880)   $   317,286    $   441,150
     Gain on sale of real estate
      assets                           32,871,055              -              -
     Extraordinary loss from early
      extinguishment of debt              (16,322)             -              -
                                      -----------    -----------    -----------

         Net Income                   $31,056,853    $   317,286    $   441,150
                                      ===========    ===========    ===========


  Investor Limited Partners, Per Unit:
     Income (loss) before gain on sale
      of real estate assets and
      extraordinary loss from early
      extinguishment of debt          $    (59.93)   $     10.58    $     14.71
     Gain on sale of real estate
      assets                             1,095.70              -              -
     Extraordinary loss from early
      extinguishment of debt                 (.54)             -              -
                                      -----------    -----------    -----------

         Net Income                   $  1,035.23    $     10.58    $     14.71
                                      ===========    ===========    ===========

  Original Limited Partner:
     Income (loss) before gain on sale
      of real estate assets and
      extraordinary loss from early
      extinguishment of debt          $ 1,413,444    $    13,359    $    18,575
     Gain on sale of real estate
      assets                                    -              -              -
     Extraordinary loss from early
      extinguishment of debt                    -              -              -
                                      -----------    -----------    -----------

         Net Income                   $ 1,413,444    $    13,359    $    18,575
                                      ===========    ===========    ===========

  General Partners:
     Income (loss) before gain on sale
      of real estate assets and
      extraordinary loss from early
      extinguishment of debt          $   257,281    $     3,340    $     4,644
     Gain on sale of real estate
      assets                              332,031              -              -
     Extraordinary loss from early
      extinguishment of debt                 (165)             -              -
                                      -----------    -----------    -----------

         Net Income                   $   589,147    $     3,340    $     4,644
                                      ===========    ===========    ===========





               The accompanying notes are an integral part of the
                       consolidated financial statements.

              KRUPP REALTY LIMITED PARTNERSHIP-IV AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY(DEFICIT) (In Liquidation)
               For the Year Ended December 31, 2001, 2000 and 1999

                                                                   Total
                   Investor        Original                        Partners'
                   Limited         Limited         General         Equity/
                   Partners        Partner         Partners        (Deficit)
                   ------------    ------------    ------------    ------------
                   $ (2,979,654)   $ (1,351,830)   $   (304,916)   $ (4,636,400)
Balance at
 December 31, 1998

Net Income              441,150          18,575           4,644         464,369

Distributions          (740,590)        (31,183)         (7,796)       (779,569)
                   ------------    ------------    ------------    ------------
Balance at
 December 31, 1999   (3,279,094)     (1,364,438)       (308,068)     (4,951,600)

Net Income              317,286          13,359           3,340         333,985

Distributions          (740,589)        (31,182)         (7,796)       (779,567)
                   ------------    ------------    ------------    ------------
Balance at
 December 31, 2000   (3,702,397)     (1,382,261)       (312,524)     (5,397,182)

Net Income           31,056,853       1,413,444         589,147      33,059,444

Distributions       (16,872,259)        (31,183)       (170,742)    (17,074,184)
                   ------------    ------------    ------------    ------------

Balance at
 December 31, 2001 $ 10,482,197    $          -    $    105,881    $ 10,588,078
                   ============    ============    ==+=========    ============

The per Unit distributions for the years ended December 31, 2001, 2000 and 1999 were $562.41, $24.69 and $24.69, respectively, of which $537.72, $0 and $0 represented a return of capital, respectively.















               The accompanying notes are an integral part of the
                       consolidated financial statements.

              KRUPP REALTY LIMITED PARTNERSHIP-IV AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF CASH FLOWS (In Liquidation)
              For the Year Ended December 31, 2001, 2000, and 1999


                                          2001           2000           1999
                                      -----------    -----------    -----------
Cash flows from operating activities:
  Net income                          $33,059,444    $   333,985    $   464,369
  Adjustments to reconcile net
   income to net cash provided by
   operating activities:
     Depreciation and amortization      1,318,072      1,676,566      1,537,145
     Gain on sale of real estate
      assets                          (33,203,086)             -              -
     Extraordinary loss from early
      extinguishment of debt               16,487              -              -
     Impairment of securities              95,516              -              -
     Changes in assets and
      liabilities:
         Decrease (increase) in
          prepaid expenses and other
          assets                          943,318        (99,797)      (105,521)
         Increase (decrease) in other
          liabilities                    (683,203)       134,187         23,850
         Increase (decrease) in due
          to affiliates                    25,115        (33,723)        22,989
                                      -----------    -----------    -----------

            Net cash provided by
             operating activities       1,571,663      2,011,218      1,942,832
                                      -----------    -----------    -----------

Cash flows from investing activities:
  Additions to fixed assets              (395,128)      (991,607)      (661,282)
  Decrease (increase) in other
   liabilities for fixed asset
   additions                                    -         (7,893)         5,899
  Proceeds from sale of property, net  42,449,971              -              -
                                      -----------    -----------    -----------

            Net cash provided by
             (used in) investing
             activities                42,054,843       (999,500)      (655,383)
                                      -----------    -----------    -----------

Cash flows from financing activities:
  Principal payments on mortgage notes
   payable                               (236,380)      (313,481)      (394,922)
  Decrease in deferred expenses                 -        (34,555)       (30,450)
  Repayment of mortgage notes payable (15,988,266)             -              -
  Distributions                       (17,074,184)      (779,567)      (779,569)
                                      -----------    -----------    -----------

            Net cash used in financing
             activities               (33,298,830)    (1,127,603)    (1,204,941)
                                      -----------    -----------    -----------

Net increase (decrease) in cash and
 cash equivalents                      10,327,676       (115,885)        82,508
Cash and cash equivalents, beginning
 of year                                  740,853        856,738        774,230
                                      -----------    -----------    -----------
Cash and cash equivalents, end of
 year                                 $11,068,529    $   740,853    $   856,738
                                      ===========    ===========    ===========

Non-cash investing activities:
  Investment in securities            $         -    $    95,516    $         -






               The accompanying notes are an integral part of the
                       consolidated financial statements.

              KRUPP REALTY LIMITED PARTNERSHIP-IV AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (In Liquidation)


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

     As described in Note E, the Partnership sold its remaining real estate investments in 2001 and intends to liquidate the Partnership's remaining assets, distribute any remaining cash and dissolve the Partnership in 2002.

B.   Significant Accounting Policies

     The Partnership uses the following accounting policies for financial reporting purposes, which may differ in certain respects from those used for federal income tax purposes (see Note J).

     Basis of Presentation

     The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in The United States of America.

     In connection with its adoption of a liquidation plan during 2001, the Partnership adopted the liquidation basis of accounting which, among other things, requires that assets be stated at net realizable value and that a net loss during the liquidation period, if any, be accrued. Management believes there is currently no material liquidation period losses that require accrual.

     The consolidated financial statements present the consolidated assets, liabilities and operations of Pavillion Partners, Ltd., Westbridge Partners, Ltd. and KRLP-IV (see Note A). All intercompany balances and transactions have been eliminated. At December 31, 2001 and 2000, minority interest of $(203,998) and $8,589, were included in other liabilities and other assets, respectively.

                                    Continued

              KRUPP REALTY LIMITED PARTNERSHIP-IV AND SUBSIDIARIES

B.   Risks and Uncertainties

     The Partnership invests its cash primarily in deposits and money market funds with commercial banks. The Partnership has not experienced any loss to date on its invested cash.

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

     Rental Revenue

     Residential leases require the advance payment of monetary base. Rental revenues are recorded on the accrual basis.

     Real Estate Assets

     Real estate assets and equipment are stated at depreciated cost. Pursuant to Financial Accounting Standards Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", impairment losses are recorded on long-lived assets used in operations on a property by property basis, when events and circumstances indicate that the real estate assets might be impaired and the estimated undiscounted cash flows, without interest charges, to be generated by those assets are less than the carrying amount of those assets. Upon determination that impairment has occurred, those assets shall be reduced to fair value.

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

              Buildings and improvements            3 to 25 years
              Appliances, carpeting and equipment   3 to 8 years

     The Partnership classifies assets as available fore sale upon the General Partners committing to a formal plan of disposal. Realized gains and losses from sales of real estate assets are recognized when the sale is consummated, the earnings process is complete, and the Partnership does not have substantial continuing involvement with the property.

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




                                   Continued

              KRUPP REALTY LIMITED PARTNERSHIP-IV AND SUBSIDIARIES

B.   Significant Accounting Policies, Continued

     Descriptive Information About Reportable Segments

     The Partnership operated and developed apartment communities which generated rental and other income through the leasing of apartment units. The General Partners separately evaluated the performance of each of the Partnership's apartment communities. However, because each of the apartment communities have similar economic characteristics, facilities, services and tenants, the apartment communities have been aggregated into a single dominant apartment communities segment.

     All revenue is from external customers and no revenue are generated from transactions with other segments. There are no tenants which contributed 10% or more of the Partnership's total revenue during 2001, 2000 or 1999.

     Investment in Securities

     Investment in securities is carried at its original issuance valuation as the common stock is not listed or traded on an exchange and is not considered a marketable security pursuant to Statement of Financial
     Accounting Standards Board Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("FAS 115").

C.   Cash and Cash Equivalents

     Cash and cash equivalents consisted of the following at December 31, 2001 and 2000:


                                            2001            2000
                                        ------------    ------------

Cash and money market accounts          $ 11,068,529    $    740,853
                                        ============    ============

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

     On November 14, 2001, concurrent with the sale of Walden Pond Apartments ("Walden Pond"), the Partnership wrote down its investment in securities by approximately $51,873. This amount was attributable to the value of the investment related to the master lease agreement ("MLA") signed with respect to Walden Pond.





                                    Continued

              KRUPP REALTY LIMITED PARTNERSHIP-IV AND SUBSIDIARIES

D.   Investment in Securities, Continued

     On November 20, 2001, concurrent with the sale of Pavillion Apartments ("Pavillion"), the Partnership wrote down its investment in securities by approximately $43,643. This amount was attributable to the value of the investment related to the master lease agreement ("MLA") signed with respect to Pavillion.

E.   Sale of Property

     On August 1, 2001, the Partnership sold Fenland Field, a 234-unit multi-family apartment complex, located in Maryland, to an unaffiliated third party. The Partnership received $14,443,077, net of closing costs of $56,923 and repaid the mortgage note payable of $3,637,387 and accrued interest of $28,973. For financial reporting purposes, the Partnership realized a gain of $12,192,858 on the sale. The gain was calculated as the difference between the property's selling price less net book value of the property and closing costs.

     On November 14, 2001, the Partnership sold Walden Pond, a 416-unit multi-family apartment complex, located in Texas, to a related party, KRF
     V. The Partnership received $12,521,805, net of closing costs of $278,195 and repaid the mortgage note payable of $5,819,727 and accrued interest of $16,824. For financial reporting purposes, the Partnership realized a gain of $8,674,304 on the sale. The gain was calculated as the difference between the property's selling price less net book value of the property and closing costs.

     On November 20, 2001, the Partnership sold Pavillion Apartments, a 350-unit multi-family apartment complex, located in Texas, to an unaffiliated third party. The Partnership received $15,485,089, net of closing costs of $87,850 and repaid the mortgage note payable of $6,531,153 and accrued interest of $35,109. For financial reporting purposes, the Partnership realized a gain of $12,335,924 on the sale. The gain was calculated as the difference between the property's selling price less net book value of the property and closing costs.

F.   Mortgage Notes Payable

     The  properties  that  were  owned  by  the  Partnership  were  pledged  as collateral for the respective non-recourse mortgage notes payable outstanding at December 31, 2000. Mortgage notes payable consisted of the following:



                          Principal Rate
                   ----------------------------       Annual         Maturity
   Property            2001            2000          Interest          Date
------------------ ------------    ------------    ------------    ------------

Fenland Field
 Apartments        $          -    $  3,720,715        9.25%       June 1, 2002

Walden Pond
 Apartments                   -       5,903,327     See below  November 1, 2002

Pavillion
 Apartments                   -       6,600,604        9.25%        May 1, 2002
                   ------------    ------------

      Total        $         -     $ 16,224,646
                   ============    ============










                                    Continued

              KRUPP REALTY LIMITED PARTNERSHIP-IV AND SUBSIDIARIES

F.   Mortgage Notes Payable, Continued

          Fenland Field Apartments

          Concurrent with the sale of Fenland Field Apartments, the mortgage note was repaid in full on August 1, 2001.

          The property was subject to a non-recourse mortgage note payable, based on a 20-year amortization, in equal monthly installments of principal and interest of $42,167. At maturity, all unpaid principal ($3,824,206) and any accrued and unpaid interest would have been due. The mortgage note was collateralized by the property.

          As of December 31, 2000 the General Partners had signed agreements extending the mortgage note payable, under the original terms, until June 1, 2002. The Partnership paid an extension fee of $5,000 for this privilege.

          Walden Pond Apartments

          Concurrent with the sale of Walden Pond Apartments, the mortgage note was repaid in full on November 14, 2001.

          On February 28, 1999 the General Partners refinanced the Walden Pond mortgage notes of $5,500,000 and $900,000 with monthly principal payments of $6,500 and $1,100, respectively, and interest payments at the contract rate of interest equal to the greater of (a) 0.5% per annum in excess of the prime rate, or (b) 8% per annum. The notes matured on February 28, 2001.

          On November 9, 2000, the General Partners signed an agreement extending the mortgage note payable, until November 1, 2002. Under the terms of the extension agreement the interest rate on the debt is reduced from prime + 0.5% to prime - 0.5%, 9% as of December 31, 2000. The Partnership paid an extension fee of $29,555 for this privilege.

          Pavillion Apartments

          Concurrent with the sale of Pavillion Apartments, the mortgage note was repaid in full on November 20, 2001.

          The property was subject to a non-recourse mortgage note payable, based on a 30-year amortization, in equal monthly installments of principal and interest of $57,587. At maturity, all unpaid principal ($6,580,326) and any accrued and unpaid interest were due.

The Partnership wrote off the unamortized balance of deferred mortgage costs related to the early extinguishment of mortgage debt of$16,487, which was recorded as an extraordinary loss on the consolidated statement of operations.

The Partnership paid interest on its mortgage notes of $1,183,898, $1,542,659 and $1,422,506 during the years ended December 31, 2001, 2000 and 1999, respectively.










                                    Continued

              KRUPP REALTY LIMITED PARTNERSHIP-IV AND SUBSIDIARIES

G.   Other Liabilities

     Other liabilities consisted of the following at December 31, 2001 and 2000:

                                                2001                  2000
                                          ------------------    ---------------
Accounts payable                            $     139,168        $30,998
Accrued real estate taxes                               -             608,519
Other liabilities                                 367,757             392,943
Tenant security deposits                                -             157,668
                                          ------------------    ---------------
                                            $     506,925        $1,190,128
                                          ==================    ===============

H.   Partners' Equity (Deficit)
     --------------------------

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

     In accordance with the Partnership Agreement, distributions are generally made on the same basis as the allocations of profits and losses described above. Upon the occurrence of a capital transaction, as defined in the Partnership Agreement, proceeds will be applied to the payment of all debts and liabilities of the Partnership then due and then fund any reserves for contingent liabilities. Remaining net cash proceeds will then be allocated and distributed 99% to the Investor Limited Partners until they have received a return of their total invested capital plus a 9% per annum cumulative return and 1% to the General Partners, thereafter net cash proceeds will be distributed in accordance with the Partnership Agreement.

     The Partnership entered into a Sales Agent Agreement for the public offering of Units. Under that Agreement, the Partnership was required to pay to the sales agent underwriting commissions and related financial consulting fees equal to 9% of the gross proceeds from the offering. In addition, the sales agent will be entitled to receive, over the life of the Partnership, a subordinated financial consulting fee based upon the net cash proceeds received by the Partnership as a result of sales and refinancings of Partnership properties, which fee shall be in an amount not exceeding 1.5% of the gross proceeds of the offering of Units. No such fees will, however, be payable unless and until all Partners have received a return of their Invested Capital and the Investor Limited Partners have received a 9% per annum cumulative return. The Partnership does not expect to incur any subordinated financial consulting fees.















                                   Continued

              KRUPP REALTY LIMITED PARTNERSHIP-IV AND SUBSIDIARIES

H.   Partners' Equity (Deficit), Continued

     As of December 31, 2001, the following cumulative partner contributions and allocations have been made since inception of KRLP-IV:

                                                                   Total
                   Investor        Original                        Partners'
                   Limited         Limited         General         Equity/
                   Partners        Partner         Partners        (Deficit)
                   ------------    ------------    ------------    ------------
    Capital
     contributions  $30,000,000    $      4,000    $      1,000    $ 30,005,000
    Syndication
     costs           (4,050,000)              -               -      (4,050,000)
    Distributions:
     Operations     (10,195,816)       (429,310)       (107,326)    (10,732,452)
     Capital
      transaction   (21,445,230)              -        (216,619)    (21,661,849)
    Income (loss):
     Operations     (28,504,582)        127,388         (25,475)    (28,402,669)
     Capital
      transaction    44,677,825         297,922         454,301      45,430,048
                   ------------    ------------    ------------    ------------
    Balance at
     December 31,
      2001         $ 10,482,197    $          -    $    105,881    $ 10,588,078
                   ============    ============    ============    ============

I.   Related Party Transactions

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

     On November 14, 2001, the Partnership sold Walden Pond, a 416-unit multi-family apartment complex, located in Texas, to Walden Pond Limited Partnership, an affiliate of the general partner. (see Note E)

     Amounts accrued or paid to the General Partners' affiliates for the years ended December 31, 2001, 2000 and 1999 were as follows:

                                          2001           2000           1999
                                      -----------    -----------    -----------
  Property management fees            $   302,882    $   291,677    $   271,555

  Expense reimbursements                  456,098        295,476        269,037
                                      -----------    -----------    -----------

     Charged to operations            $   758,980    $   587,153    $   540,592
                                      ===========    ===========    ===========

     Due from affiliates consisted of expense reimbursements of $0 and $28,007 and is included in prepaid expenses and other assets at December 31, 2001 and 2000.








                                   Continued

              KRUPP REALTY LIMITED PARTNERSHIP-IV AND SUBSIDIARIES

J.   Federal Income Taxes

     For federal income tax purposes, the Partnership is depreciating property using the Accelerated Cost Recovery System ("ACRS") and the Modified Accelerated Cost Recovery System ("MACRS") depending on which is applicable.

     The reconciliation of the net income for each year reported in the accompanying Consolidated Statement of Operations with the net loss reported in the Partnership's federal income tax return for the years ended December 31, 2001, 2000 and 1999 is as follows:

                                         2001            2000           1999
                                      -----------    -----------    -----------
     Net income per Consolidated
      Statement of Operations         $33,059,444    $   333,985    $   464,369

       Difference in book and tax
        depreciation for Fenland Field    616,685        213,609        172,556

       Difference in Partnership's
        share of Pavillion Partners
        net income for tax purposes        95,143        289,727        255,803

       Difference in Partnership's
        share of Westbridge Partners
        net income for tax purposes      (777,525)       533,554        390,020
                                      -----------    -----------    -----------

     Net income for federal income tax
      purposes                        $32,993,747    $ 1,370,875    $ 1,282,748
                                      ===========    ===========    ===========

     The allocation of the net income for federal income tax purposes for 2001 is as follows:

                                       Portfolio       Passive
                                         Income         Income         Total
                                      -----------    -----------    -----------

     Investor Limited Partners        $   156,840    $29,535,807    $29,692,647
     Original Limited Partner               6,604      2,588,941      2,595,545
     General Partners                       1,651        703,904        705,555
                                      -----------    -----------    -----------
                                      $   165,095    $32,828,652    $32,993,747
                                      ===========    ===========    ===========

     During the years ended December 31, 2001, 2000 and 1999 the per Unit net income to the Investor Limited Partners for federal income tax purposes was $989.76, $43.41 and $40.62, respectively.

     The basis of the Partnership's assets for financial reporting purposes exceeded its tax basis by approximately $150,000 and $2,829,000 at December 31, 2001 and 2000, respectively. The basis of the Partnership's liabilities for financial reporting purposes is less than its tax basis by approximately $88,000 and $4,492,000 at December 31, 2001 and 2000, respectively.

              KRUPP REALTY LIMITED PARTNERSHIP-IV AND SUBSIDIARIES

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 2001
                                                                 -----

Reconciliation of Real Estate and Accumulated Depreciation for each of the three years in the period ended December 31, 2001:

                                          2001          2000            1999
                                      -----------    -----------    -----------

     Real Estate

Balance at beginning of year          $36,502,339    $35,510,732    $34,849,450

Acquisition and improvements              395,127        991,607        661,282

Sale of property                      (36,897,466)             -              -
                                      -----------    -----------    -----------

Balance at end of year                $         -    $36,502,339    $35,510,732
                                      ===========    ===========    ===========



                                          2001          2000            1999
                                      -----------    -----------    -----------

     Accumulated Depreciation

Balance at beginning of year          $26,362,441    $24,736,628    $23,263,961

Depreciation expense                    1,288,140      1,625,813      1,472,667

Sale of property                      (27,650,581)             -              -
                                      -----------    -----------    -----------

Balance at end of year                $         -    $26,362,441    $24,736,628
                                      ===========    ===========    ===========

The Partnership uses the cost basis for property valuation for both income tax and financial statement purposes. The aggregate cost of the Partnership's real estate for federal income tax purposes at December 31, 2001 is $5,908 and the aggregate accumulated depreciation for federal income tax purposes is $857.