Form 10-Q
period 2002-03-31
KRUPP REALTY LTD PARTNERSHIP IV
filed 2002-05-15
CIK 710389

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

(Mark One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended             March 31, 2002
                                           ------------------------------------

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from                   to
                                           ------------------  ----------------

                      Commission file number    0-11987
                                             -------------

                      Krupp Realty Limited Partnership - IV
-------------------------------------------------------------------------------
  Massachusetts                                             04-2772783
-------------------------------------------------  ----------------------------
(State or other jurisdiction of                          (IRS employer
incorporation or organization)                            identification no.)

  One Beacon Street, Boston, Massachusetts                             02108
-----------------------------------------------------------------   -----------
(Address of principal executive offices)                             (Zip Code)

                                 (617) 523-7722
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The total number of pages in this document is 9.

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

             KRUPP REALTY LIMITED PARTNERSHIP - IV AND SUBSIDIARIES

                  CONSOLIDATED BALANCE SHEETS (In Liquidation)

                                     ASSETS

                                        (Unaudited)
                                          March 31,      December 31,
                                            2002             2001
                                        ------------     ------------

Cash and cash equivalents               $ 10,311,521     $ 11,068,529
Real estate tax escrows                       32,399           32,399
Prepaid expenses and other assets            126,452           19,190
                                        ------------     ------------

         Total assets                   $ 10,470,372     $ 11,120,118
                                        ============     ============

                        LIABILITIES AND PARTNERS' EQUITY

Liabilities:
     Due to affiliates                             -           25,115
     Other liabilities                       465,929          506,925
                                        ------------     ------------
         Total liabilities                   465,929          532,040

Partners' equity (Note 2):
     Investor Limited Partners (30,000
      Units outstanding)                   9,904,399       10,482,197
     Original Limited Partner                      -                -
     General Partners                        100,044          105,881
                                        ------------     ------------
         Total partners' equity           10,004,443       10,588,078
                                        ------------     ------------
         Total liabilities and partners'
          equity                        $ 10,470,372     $ 11,120,118
                                        ============     ============












                     The accompanying notes are an integral
                 part of the consolidated financial statements.

             KRUPP REALTY LIMITED PARTNERSHIP - IV AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF OPERATIONS (In Liquidation)

                                   (Unaudited)
                                            For the Three Months
                                               Ended March 31,
                                        -----------------------------
                                            2002             2001
                                        ------------     ------------
Revenue:
    Rental                              $          -     $  1,796,106
    Other income                               2,345                -
    Interest income                           50,760           18,222
                                        ------------     ------------

         Total revenue                        53,105        1,814,328
                                        ------------     ------------

Expenses:
    Operating (Note 3)                        23,596          512,105
    Maintenance                                    -          118,599
    Real estate taxes                              -          184,035
    Management fees (Note 3)                   5,670           75,404
    General and administrative                 3,040          122,824
    Depreciation and amortization                  -          406,725
    Interest                                       -          394,689
                                        ------------     ------------

          Total expenses                      32,306        1,814,381
                                        ------------     ------------

Income (loss) before minority interest        20,799              (53)

Minority interest                                125             (421)
                                        ------------     ------------

Net income (loss)                       $     20,924     $       (474)
                                        ============     ============

Allocation of net income (loss):

    Investor Limited Partners
      (30,000 Units outstanding):
         Net  income (loss)             $     20,715     $       (450)
                                        ============     ============

    Investor Limited Partners
      Per Unit:
          Net income (loss)             $        .69     $       (.02)
                                        ============     ============

    Original Limited Partner
      (100 Units outstanding):
         Net loss                       $          -     $        (19)
                                        ============     ============

    General Partners:
         Net income (loss)              $        209     $         (5)
                                        ============     ============

                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                              KRUPP REALTY LIMITED
             KRUPP REALTY LIMITED PARTNERSHIP - IV AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF CASH FLOWS (In Liquidation)

                                   (Unaudited)

                                             For the Three Months
                                                Ended March 31,
                                        -----------------------------
                                            2001             2001
                                        ------------     ------------

Cash flows from operating activities:
    Net income (loss)                   $     20,924     $       (474)
    Adjustment to reconcile net income
     to net cash provided by operating
     activities:
        Depreciation and amortization              -          406,725
    Changes in assets and liabilities:
        Increase in prepaid expenses
         and other assets                   (107,262)         468,917
        Decrease in other liabilities        (40,996)        (428,135)
        Decrease in due to affiliates        (25,115)          20,749
                                        ------------     ------------
          Net cash (used in) provided by
           operating activities             (152,449)         467,782
                                        ------------     ------------

Cash flows from investing activities:
    Decrease in other liabilities for
      fixed asset additions                        -              377
    Fixed asset additions                          -         (110,597)
                                        ------------     ------------
          Net cash used in investing
           activities                              -         (110,220)
                                        ------------     ------------

Cash flows from financing activities:
    Principal payments on mortgage notes
     payable                                       -          (91,051)
    Distributions                           (604,559)        (389,784)
                                        ------------     ------------
          Net cash used in financing
           activities                       (604,559)        (480,835)
                                        ------------     ------------
Net decrease in cash and cash
 equivalents                                (757,008)        (123,273)

Cash and cash equivalents,
 beginning of period                      11,068,529          740,853
                                        ------------     ------------

Cash and cash equivalents,
 end of period                          $ 10,311,521     $    617,580
                                        ============     ============










                     The accompanying notes are an integral
                  part of the consolidated financial statements

             KRUPP REALTY LIMITED PARTNERSHIP - IV AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (In Liquidation)

(1)  Accounting Policies

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this report on Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. In the opinion of the General Partners of Krupp Realty Limited Partnership - IV and Subsidiaries ( the "Partnership"), the disclosures contained in this report are adequate to make the information presented not misleading. See notes to Consolidated Financial Statements included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2001 for additional information relevant to significant accounting policies followed by the Partnership.

     The consolidated financial statements present consolidated assets, liabilities and operations of Pavillion Partners, Ltd., Westbridge
     Partners, Ltd., and Krupp Realty Limited Partnership - IV. Westcop Corporation has a 1% interest in the operations Pavillion Partners, Ltd. At March 31, 2001 and December 31, 2000, minority interest of $203,873 and $203,998, respectively is included in other liabilities.

     In the opinion of the General Partners of the Partnership, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Partnership's consolidated financial position as of March 31, 2002, its results of operations and cash flows for the three months ended March 31, 2002 and 2001.

     During 2001, the Partnership sold its remaining real estate investments and interests to liquidate the Partnership's remaining assets, distribute its remaining cash and dissolve the Partnership in 2002.

     The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results, which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

(2)  Changes in Partners' Deficit

     A summary of changes in Partners' deficit for the three months ended March 31, 2002 is as follows:

                        Investor     Original                  Total
                        Limited      Limited      General      Partners'
                        Partners     Partner      Partners     Deficit
                       -----------  -----------  -----------  -----------
Balance at
 December 31, 2001     $10,482,197  $         -  $   105,881  $10,588,078

Net income                  20,715            -          209       20,924

Distributions             (598,513)           -       (6,046)    (604,559)
                       -----------  -----------  -----------  -----------
Balance at
 March 31, 2002        $ 9,904,399  $         -      100,044  $10,044,443
                       ===========  ===========  ===========  ===========

                                    Continued

             KRUPP REALTY LIMITED PARTNERSHIP - IV AND SUBSIDIARIES

(3)  Related Party Transactions

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

     Amounts accrued or paid to the General Partners' affiliates were as follows:

                                         For the Three Months Ended
                                                  March 31,
                                        -----------------------------
                                            2002             2001
                                        ------------     ------------

               Property management fees $      5,670     $     75,404

               Expenses reimbursement          8,130          165,361
                                        ------------     ------------

                 Charged to operations  $     13,800     $    240,765
                                        ============     ============

     Due from affiliates consisted of expense reimbursements of $34,328 and $0 and is included in prepaid expenses and other assets at March 31, 2002 and December 31, 2001, respectively.



























                                    Continued

             KRUPP REALTY LIMITED PARTNERSHIP - IV AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements including those concerning management's expectations regarding the future financial performance and future events. These forward-looking statements involve significant risks and uncertainties, including those described herein. Actual results may differ materially from those anticipated by such forward-looking statements.

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

As of December 31, 2001, the Partnership had no investment in any multi-family apartment communities.

Operations

The following discussion relates to the operations of the Partnership and its properties (Fenland Field, Walden Pond and Pavillion Apartments) for the three months ended March 31, 2002 and 2001. The sale of Fenland Field, Walden Pond and Pavillion Apartments as of December 31, 2001 significantly impacts the comparability of these Partnerships operations between these periods.

Net loss decreased during the three months ended March 31, 2002 when compared to the same period in 2001 due to sale of the Partnership's remaining real estate assets in August and November of 2001.

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

A detailed analysis of quantitative and qualitative market risk exposures was provided in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2001. There have been no material changes in market risk subsequent to that date.

All of the Partnership's mortgage debt was repaid as of December 31, 2001.

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




DATE: May 15, 2002