Form 10-Q
period 2002-06-30
KRUPP REALTY LTD PARTNERSHIP IV
filed 2002-08-14
CIK 710389

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended              June 30, 2002
                                           ------------------------------------
                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from                  to
                                           ----------------    ----------------

            Commission file number             0-11987
                                  ------------------------------
                       Krupp Realty Limited Partnership-IV
-------------------------------------------------------------------------------

         Massachusetts                                         04-2772783
------------------------------------------------------ ------------------------
(State or other jurisdiction of                          (IRS employer
incorporation or organization)                            identification no.)

One Beacon Street, Boston, Massachusetts                         02108
--------------------------------------------------------- ---------------------
(Address of principal executive offices)                       (Zip Code)

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

              KRUPP REALTY LIMITED PARTNERSHIP-IV AND SUBSIDIARIES

                  CONSOLIDATED BALANCE SHEETS (In Liquidation)

                                     ASSETS
                                            (Unaudited)
                                              June 30,      December 31,
                                                2002            2001
                                            ------------    ------------

Cash and cash equivalents                   $  1,587,023    $ 11,068,529
Real estate tax escrows                           32,399          32,399
Prepaid expenses and other assets                 90,620          19,190
                                            ------------    ------------

      Total assets                          $  1,710,042    $ 11,120,118
                                            ============    ============

                        LIABILITIES AND PARTNERS' EQUITY

Liabilities:
     Due to affiliates                             9,631          25,115
     Other liabilities                           426,495         506,925
                                            ------------    ------------
      Total liabilities                          436,126         532,040

Partners' equity (Note 2):
     Investor Limited Partners (30,000 Units
      outstanding)                             1,261,176      10,482,197
     Original Limited Partner                          -               -
     General Partners                             12,740         105,881
                                            ------------    ------------
      Total partners' equity                   1,273,916      10,588,078
                                            ------------    ------------
      Total liabilities and partners'
       equity                               $  1,710,042    $ 11,120,118
                                            ============    ============












                     The accompanying notes are an integral
                 part of the consolidated financial statements.

              KRUPP REALTY LIMITED PARTNERSHIP-IV AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF OPERATIONS (In Liquidation)

                                   (Unaudited)
                              For the Three Months         For the Six Months
                                 Ended June 30,              Ended June 30,
                            ------------------------   ------------------------
                                2002         2001          2002         2001
                            -----------  -----------   -----------  -----------
Revenue:
    Rental                  $         -  $ 1,849,081   $         -  $ 3,645,187
    Interest Income               6,299            -        57,059            -
    Other Income                  5,095       10,497         7,440       28,719
                            -----------  -----------   -----------  -----------
         Total revenue           11,394    1,859,578        64,499    3,673,906
                            -----------  -----------   -----------  -----------

Expenses:
    Operating (Note 5)             (682)     481,755        22,914      993,860
    Maintenance                       -      154,819             -      273,418
    Real estate taxes                 -      195,279             -      379,314
    Management fees
     (Note 5)                     5,334       78,265        11,004      153,669
    General and
     administrative (Note 5)      2,696       72,074         5,736      194,898
    Depreciation and
     amortization                     -      407,570             -      814,295
    Interest                          -      355,503             -      750,192
                            -----------  -----------   -----------  -----------

         Total expenses           7,348    1,745,265        39,654    3,559,646
                            -----------  -----------   -----------  -----------

Income before minority
 interest                         4,046      114,313        24,845      114,260

Minority interest                     -       (1,030)          125       (1,451)
                            -----------  -----------   -----------  -----------

Net income                  $     4,046  $   113,283   $    24,970  $   112,809
                            ===========  ===========   ===========  ===========

Allocation of net income
    (Note 4):

    Investor Limited Partners
      (30,000 Units
        outstanding):
         Net income         $     4,006   $  107,619   $    24,720  $   107,169
                            ===========  ===========   ===========  ===========

    Investor Limited Partners
      Per Unit:
          Net Income        $      0.13  $      3.59   $      0.82  $      3.57
                            ===========  ===========   ===========  ===========

    Original Limited Partner
      (100 Units outstanding):
         Net income         $         -  $     4,531   $         -  $     4,512
                            ===========  ===========   ===========  ===========

    General Partners:
         Net income         $        40  $     1,133   $       250  $     1,128
                            ===========  ===========   ===========  ===========

                     The accompanying notes are an integral
                 part of the consolidated financial statements.

              KRUPP REALTY LIMITED PARTNERSHIP-IV AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF CASH FLOWS (In Liquidation)

                                   (Unaudited)

                                                 For the Six Months
                                                   Ended June 30,
                                            ----------------------------
                                                2002            2001
                                            ------------    ------------

Cash flows from operating activities:
    Net income                              $     24,970    $    112,809
    Adjustment to reconcile net income to
     net cash provided by operating
     activities:
       Depreciation and amortization                   -         814,295
       Changes in assets and liabilities:
        (Increase) decrease in prepaid
          expenses and other assets              (71,430)        324,213
         Decrease in other liabilities           (80,430)       (270,492)
         Decrease (increase) in due to
          affiliates                             (15,484)         38,789
                                            ------------    ------------

           Net cash (used in) provided by
            operating activities                (142,374)      1,019,614
                                            ------------    ------------

Cash flows from investing activities:
    Increase in other liabilities related to
     fixed asset additions                             -           2,364
    Fixed asset additions                              -        (193,055)
                                            ------------    ------------

           Net cash used in investing
            activities                                 -        (190,691)
                                            ------------    ------------

Cash flows from financing activities:
    Principal payments on mortgage notes
     payable                                           -        (176,155)
    Distributions                             (9,339,132)       (389,784)
                                            ------------    ------------

           Net cash used in financing
            activities                        (9,339,132)       (565,939)
                                            ------------    ------------

Net (decrease) increase in cash and cash
 equivalents                                  (9,481,506)        262,984

Cash and cash equivalents,
 beginning of period                          11,068,529         740,853
                                            ------------    ------------

Cash and cash equivalents, end of period    $  1,587,023    $  1,003,837
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

     The consolidated financial statements present consolidated assets, liabilities and operations of Pavillion Partners, Ltd., Westbridge Partners, Ltd., and Krupp Realty Limited Partnership-IV. Westcop Corporation has a 1% interest in the operations Pavillion Partners, Ltd. At June 30, 2002 and December 31, 2001, minority interest of $203,873 and $203,998, respectively is included in other liabilities.

     In the opinion of the General Partners of the Partnership, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Partnership's consolidated financial position as of June 30, 2002, its results of operations for the three and six months ended June 30, 2002 and 2001, and cash flows for the six months ended June 30, 2002 and 2001.

     During 2001, the Partnership sold its remaining real estate investments, and its intention is to liquidate the Partnership's remaining assets, distribute its remaining cash and dissolve the Partnership in 2002.

     The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results, which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

(2)  Changes in Partners' Equity

     A summary of changes in Partners' equity for the six months ended June 30, 2002 is as follows:

                             Investor     Original                   Total
                             Limited      Limited       General      Partners'
                             Partners     Partner       Partners     Equity
                            -----------  -----------   -----------  -----------

Balance at
 December 31, 2001          $10,482,197  $         -   $   105,881  $10,588,078

Net income                       24,720            -           250       24,970

Distributions                (9,245,741)           -       (93,391)  (9,339,132)
                            -----------  -----------   -----------  -----------

Balance at June 30, 2002    $ 1,261,176  $         -        12,740  $ 1,273,916
                            ===========  ===========   ===========  ===========

                                    Continued

              KRUPP REALTY LIMITED PARTNERSHIP-IV AND SUBSIDIARIES

(3)  Related Party Transactions

     During 2001, the Partnership paid property management fees to an affiliate of the General Partners for management services. Pursuant to the management agreements, management fees are payable monthly at a rate of 5% of the gross receipts from the properties under management. The Partnership also reimburses affiliates of the General Partners for certain expenses incurred in connection with the operation of the Partnership and its properties, including administrative expenses.

     Amounts accrued or paid to the General Partners' affiliates were as follows:

                              For the Three Months        For the Six Months
                                 Ended June 30,             Ended June 30,
                            ------------------------   ------------------------
                               2002          2001         2002          2001
                            -----------  -----------   -----------  -----------

     Property management
      fees                  $     5,334  $    78,265   $    11,004  $   153,669

     Expenses reimbursement         207      104,627         8,337      269,988
                            -----------  -----------   -----------  -----------
      Charged to operations $     5,541  $   182,892   $    19,341  $   423,657
                            ===========  ===========   ===========  ===========

     Due from affiliates consisted of expense reimbursements of $0 and $0 and is included in prepaid expenses and other assets at June 30, 2002 and December 31, 2001, respectively.



























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

     As of June 30, 2002 and December 31, 2001, the Partnership had no investment in any multi-family apartment communities.

     Operations

     The following discussion relates to the operations of the Partnership and its properties (Fenland Field, Walden Pond and Pavillion Apartments) for the three and six months ended June 30, 2002 and 2001. The sale of Fenland Field, Walden Pond and Pavillion Apartments as of December 31, 2001 significantly impacts the comparability of these Partnerships operations between these periods.

     Net income decreased during the three and six months ended June 30, 2002 when compared to the same period in 2001 due to sale of the Partnership's remaining real estate assets in August and November of 2001.

     Total revenue for the six months ended June 30, 2002 decreased when compared to the six months ended June 30, 2001. Interest income earned increased substantially from the cash proceeds received from the sale of the Partnership's real estate properties.

     Total expenses for the quarter ended June 30, 2002 decreased significantly when compared to the same period in 2001 since the Partnership no longer has ownership in any real estate properties as of December 31, 2001.

              KRUPP REALTY LIMITED PARTNERSHIP-IV AND SUBSIDIARIES

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership's future earnings, cash flows and fair values relevant to financial instruments are dependent upon prevalent market rates. Market risk is the risk of loss from adverse changes in market prices and interest rates. The Partnership manages its market risk by matching projected cash inflows from operating activities, investing activities and financing activities with projected cash outflows to fund distributions and other cash requirements.

A detailed analysis of quantitative and qualitative market risk exposures was provided in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2001. There have been no material changes in market risk subsequent to that date.

All of the Partnership's mortgage debt was repaid as of June 30, 2002 and December 31, 2001.

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




                                  Krupp Realty Limited Partnership-IV
                                  ---------------------------------------------
                                                 (Registrant)

                      BY:         /s/ David C. Quade
                                  ---------------------------------------------
                                  David C. Quade
                                  Treasurer (Principal Financial and Accounting
                                   Officer) of The Krupp Corporation, a General
                                   Partner






DATE:    August 14, 2002

                            CERTIFICATION PURSUANT TO
                 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Krupp Realty Limited Partnership-IV (the "Partnership") on Form 10-Q for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David C. Quade, Principal Financial and Accounting Officer of The Krupp Corporation, a General Partner of the Partnership, certify, pursuant to U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition of the Partnership as of June 30, 2002 and the results of operations of the Partnership for the three months period then ended.





/s/ David C. Quade
------------------------------------------
David C. Quade
Principal Financial and Accounting Officer