Form 10-Q
period 2002-09-30
KRUPP REALTY LTD PARTNERSHIP IV
filed 2002-11-14
CIK 710389

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

(Mark One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              September 30, 2002
                              --------------------------------------------------

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                               -----------------------    ----------------------

           Commission file number             0-11987
                                  ---------------------------------

                      Krupp Realty Limited Partnership - IV

       Massachusetts                                             04-2772783
----------------------------------------------------------  --------------------
(State or other jurisdiction of                                (IRS employer
incorporation or organization)                               identification no.)

  One Beacon Street, Boston, Massachusetts                         02108
----------------------------------------------------------  --------------------
(Address of principal executive offices)                        (Zip Code)

                                 (617)523-7722
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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

             KRUPP REALTY LIMITED PARTNERSHIP - IV AND SUBSIDIARIES

                  CONSOLIDATED BALANCE SHEETS (In Liquidation)

                                     ASSETS

                                     (Unaudited)
                                    September 30,      December 31,
                                        2002               2001
                                    -------------     -------------

Cash and cash equivalents           $   1,570,837     $  11,068,529
Real estate tax escrows                         -            32,399
Prepaid expenses and other assets          78,207            19,190
                                    -------------     -------------

         Total assets               $   1,649,044     $  11,120,118
                                    =============     =============

                        LIABILITIES AND PARTNERS' EQUITY

Liabilities:
    Due to affiliates               $           -     $      25,115
    Other liabilities                       1,353           506,925
                                    -------------     -------------
         Total liabilities                  1,353           532,040
                                    -------------     -------------

Partners' equity  (Note 2):
    Investor Limited Partners
         (30,000 Units outstanding)     1,631,214        10,482,197
    Original Limited Partner                    -                 -
    General Partners                       16,477           105,881
                                    -------------     -------------

         Total partners' equity         1,647,691        10,588,078
                                    -------------     -------------

         Total liabilities and
          partners' equity          $   1,649,044     $  11,120,118
                                    =============     =============








                     The accompanying notes are an integral
                 part of the consolidated financial statements.

             KRUPP REALTY LIMITED PARTNERSHIP - IV AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF OPERATIONS (In Liquidation)

                                   (Unaudited)

                               For the Three Months       For the Nine Months
                                Ended September 30,       Ended September 30,
                             ------------------------  ------------------------
                                2002          2001        2002          2001
                             -----------  ----------   -----------  -----------
Revenue:
  Rental                     $         -  $ 1,504,813  $         -  $ 5,150,000
  Interest Income                196,728            -      253,787            -
  Other income                     1,970       71,365        9,410      100,084
                             -----------  -----------  -----------  -----------

        Total revenue           198,698    1,576,178      263,197    5,250,084
                             -----------  -----------  -----------  -----------

Expenses:
    Operating                     37,516      405,315       60,430    1,399,175
    Maintenance                    1,024       98,427        1,024      371,845
    Real estate taxes              1,339      168,348        1,339      547,662
    Management fees                    -       73,787       11,004      227,456
    General and
     administrative              (11,083)      75,879       (5,347)     270,777
    Depreciation and
     amortization                      -      341,632            -    1,155,927
    Interest                           -      299,962            -    1,050,154
                             -----------  -----------  -----------  -----------

         Total expenses           28,796    1,463,350       68,450    5,022,996
                             -----------  -----------  -----------  -----------

Income before minority interest
 and gain on sale of property    169,902      112,828      194,747      227,088

Minority interest                203,873       (1,918)     203,998       (3,369)

Gain on sale of property               -   12,219,145            -   12,219,145
                             -----------  -----------  -----------  -----------

Net income                   $   373,775  $12,330,055  $   398,745  $12,442,864
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

                                    Continued


             KRUPP REALTY LIMITED PARTNERSHIP - IV AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS, Continued

                                   (Unaudited)



                               For the Three Months       For the Nine Months
                                Ended September 30,       Ended September 30,
                             ------------------------  ------------------------
                                 2002         2001         2002        2001
                             -----------  -----------  -----------  -----------

Allocation of  net income:

  Investor Limited Partners
   (30,000 Units outstanding):
    Income before gain
     on sale of Property     $   370,037  $   105,365  $   394,758  $   212,533
    Gain on sale of property           -   12,096,954            -   12,096,954
                             -----------  -----------  -----------  -----------
       Net income            $   370,037  $12,202,319  $   394,758  $12,309,487
                             ===========  ===========  ===========  ===========

  Investor Limited Partners
    Per Unit:
     Income before gain on sale of
       Property                  $ 12.33  $      3.51  $     13.16  $      7.08
     Gain on sale of property          -       403.23            -       403.23
                             -----------  -----------  -----------  -----------
       Net income            $     12.33  $    406.74  $     13.16  $    410.31
                             ===========  ===========  ===========  ===========

  Original Limited Partner:
     Income before gain on sale of
         Property            $         -  $     4,436  $         -  $     8,949
     Gain on sale of property          -            -            -            -
                             -----------  -----------  -----------  -----------
       Net income            $         -  $     4,436  $         -  $     8,949
                             ===========  ===========  ===========  ===========

  General Partners:
     Income before gain on sale of
       Property              $     3,738  $     1,109  $     3,987  $     2,237
     Gain on sale of property          -      122,191            -      122,191
                             -----------  -----------  -----------  -----------
       Net income            $     3,738  $   123,300  $     3,987  $   124,428
                             ===========  ===========  ===========  ===========







                     The accompanying notes are an integral
                 part of the consolidated financial statements.

             KRUPP REALTY LIMITED PARTNERSHIP - IV AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF CASH FLOWS (In Liquidation)

                                   (Unaudited)

                                                    For the Nine Months
                                                    Ended September 30,
                                              ------------------------------
                                                  2002              2001
                                              -------------     ------------

Cash flows from operating activities:
    Net income                                $     398,745     $ 12,442,864
    Adjustments to reconcile net
     income to net cash provided by
     operating activities:
         Depreciation and amortization                    -        1,155,927
         Changes in assets and liabilities:
             Gain on sale of property                     -      (12,219,145)
             (Increase) decrease in prepaid
               expenses and other assets            (26,618)         205,442
             Decrease in other liabilities         (505,572)        (154,940)
             (Decrease) increase in due to
              affiliates                            (25,115)          88,065
                                              -------------     ------------

                  Net cash (used in) provided
                   by operating activities         (158,560)       1,518,213
                                              -------------     ------------

Cash flows from investing activities:
    Increase in other liabilities related to
        fixed asset additions                             -              911
    Fixed asset additions                                 -         (305,447)
    Proceeds from sale of property                        -       14,462,618
                                              -------------     ------------

                  Net cash provided by
                   investing activities                   -       14,158,082
                                              -------------     ------------

Cash flows from financing activities:
    Principal payments on mortgage notes
     payable                                              -         (220,190)
    Distributions                                (9,339,132)      (9,317,751)
    Repayment of mortgage note payable                    -       (3,637,387)
                                              -------------     ------------

                  Net cash used in financing
                   activities                    (9,339,132)     (13,175,328)
                                              -------------     ------------

Net (decrease) increase in cash and cash
 equivalents                                     (9,497,692)       2,500,967

Cash and cash equivalents, beginning of period   11,068,529          740,853
                                              -------------     ------------

Cash and cash equivalents, end of period      $   1,570,837     $  3,241,820
                                              =============     ============





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

     The consolidated financial statements present consolidated assets, liabilities and operations of Pavillion Partners, Ltd., Westbridge
     Partners, Ltd., and Krupp Realty Limited Partnership - IV. Westcop Corporation has a 1% interest in the operations of Westbridge Partners, Ltd. and Pavillion Partners, Ltd. At September 30, 2002 and December 31, 2001, minority interest of $0 and $203,998, respectively, is included in other assets.

     In the opinion of the General Partners of the Partnership, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Partnership's consolidated financial position as of September 30, 2002, its results of operations for the three and nine months ended September 30, 2002 and 2001 and its cash flows for the nine months ended September 30, 2002 and 2001.

     The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.


(2)  Changes in Partners' Equity

     A summary of changes in Partners' equity for the nine months ended September 30, 2002 is as follows:


                              Investor     Original                  Total
                              Limited      Limited      General      Partners'
                              Partners     Partner      Partners     Equity
                             -----------  -----------  -----------  -----------

         Balance at December
          31, 2001           $10,482,197  $         -      105,881  $10,588,078

         Net income              394,758            -        3,987      398,745

         Distributions:       (9,245,741)           -      (93,391)  (9,339,132)
                             -----------  -----------  -----------  -----------

         Balance at September
         30, 2002            $ 1,631,214  $         -  $    16,477  $ 1,647,691
                             ===========  ===========  ===========  ===========

             KRUPP REALTY LIMITED PARTNERSHIP - IV AND SUBSIDIARIES

(3)  Related Party Transactions

     In 2001, the partnership paid property management fees to an affiliate of the General Partners for management services. Pursuant to the management agreements, management fees are payable monthly at a rate of 5% of the gross receipts from the properties under management. The Partnership also reimburses affiliates of the General Partners for certain expenses incurred in connection with the operation of the Partnership and its properties, including administrative expenses.

     Amounts accrued or paid to the General Partners' affiliates were as follows:


                               For the Three Months      For the Nine Months
                               Ended September 30,       Ended September 30,
                             ------------------------  ------------------------
                                2002          2001         2002         2001
                             -----------  -----------  -----------  -----------

     Property management fees$         -  $    73,787  $     5,673  $   227,456

     Expense reimbursements          208       94,090        8,545      364,078
                             -----------  -----------  -----------  -----------

     Charge to operations    $       208  $   167,877  $    14,218  $   591,534
                             ===========  ===========  ===========  ===========

     Due from affiliates consisted of expense reimbursements of $0 and $0 at September 30, 2002 and December 31, 2001, respectively.

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

     Liquidity and Capital Resources

     On August 1, 2001 the Partnership sold Fenland Field to an unaffiliated third party. The Partnership received $14,443,077, net of closing costs of $56,923 and repaid the mortgage note payable of $3,637,387 and accrued interest of $28,793.

     On November 14, 2001, the Partnership sold Walden Pond to a related party, KR 5 Acquisition, LLC. The Partnership received $12,521,805, net of closing costs of $278,195 and repaid the mortgage note payable of $5,819,727 and accrued interest of $16,824.

     On November 14, 2001, the Partnership sold Pavillion Apartments to an unaffiliated third party. The Partnership received $15,485,089, net of closing costs of $87,850 and repaid the mortgage note payable of $6,531,153 and accrued interest of $35,109.

     As of December 31, 2001, the Partnership had no investment in any multi-family apartment communities.

     Operations

     The following discussion relates to the operation of the Partnership and its properties (Fenland Field, Pavillion and Walden Pond Apartments) for the three and nine months ended September 30, 2002 and 2001. The sale of Fenland Field, Walden Pond and Pavillion Apartments as of December 31, 2001 significantly impacts the comparability of the Partnership's operations between these periods.

     Net income decreased during the three and nine months ended September 30, 2002 when compared to the same period in 2001 due to sale of the Partnership's remaining real estate assets in August and November of 2001.


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






DATE:    November 14, 2002

Certifications

I, Douglas Krupp, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Krupp Realty Limited Partnership - IV;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002



                                /s/ Douglas Krupp
                           ---------------------------
                                  Douglas Krupp
                           Principal Executive Officer

Certifications

I, David C. Quade, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Krupp Realty Limited Partnership - IV;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

2. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

3. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

4. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

5. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002



                               /s/ David C. Quade
                            ------------------------
                                 David C. Quade
                            Principal Accounting Officer

                            CERTIFICATION PURSUANT TO
                 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Krupp Realty Limited Partnership-IV (the "Partnership") on Form 10-Q for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David C. Quade, Principal Financial and Accounting Officer of The Krupp Corporation, a General Partner of the Partnership, certify, pursuant to U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition of the Partnership as of September 30, 2002 and the results of operations of the Partnership for the three months period then ended.




/s/ David C. Quade
-------------------------------------------
 David C. Quade
 Principal Financial and Accounting Officer